Form 10-Q
period 2018-03-31
CM Credit Opportunities BDC I Inc.
filed 2018-05-08
CIK 1718626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-

CM CREDIT OPPORTUNITIES BDC I INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-2937698
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 Lexington Avenue

26th Floor

New York, NY 10022

(Address of Principal Executive Offices) (Zip Code)

(212) 257-5199

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X] (do not check if a smaller reporting company)	Smaller reporting company	[ ]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 8, 2018 was 15.

CM CREDIT OPPORTUNITIES BDC I INC.

CM Credit Opportunities BDC I Inc.

Statement of Assets and Liabilities

As of March 31, 2018 (unaudited)

Assets:
Cash and cash equivalents	$150
Total Assets	$150

Commitments and Contingencies:
Organization Costs and Offering Costs (note 3)

Net Assets Consist of:
Capital Stock, $0.001 par value, 1,000 shares authorized, 15 shares issued and outstanding	$2
Paid-in Capital	$148

Net Assets applicable to shares outstanding	$150

Net Assets Value, per Common Class Shares	$10

See notes to financial statements

CM Credit Opportunities BDC I Inc.

Notes to Unaudited Financial Statements as of March 31, 2018

Note 1. Organization and Basis of Presentation

CM Credit Opportunities BDC I Inc. (the “Company”) is a Maryland corporation formed on August 14, 2017. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States.

As of March 31, 2018, the Company had no operations other than fifteen (15) shares of common stock sold to Michael Mauer, Chief Executive Officer and Chairman of the Company, for a total of $150.00. The sale of common shares was approved by the unanimous consent of the Company’s sole director at the time.

The Company intends to be managed by CM Investment Partners LLC (the “Adviser”). No management fees will be paid to the Adviser until commencement of investment activities.

Basis of Presentation

The statement of assets and liabilities has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). There was no activity during the period and therefore, only the statement of assets and liabilities is presented.

Fiscal Year End

The Company’s fiscal year ends on June 30.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g. money market funds, U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company places its cash and cash equivalents with financial institutions.

Income Taxes

The Company intends to file an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended. The Company also intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (“the Code”), for the taxable year ending June 30, 2018. So long as the Company qualifies as, and continues to maintain its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statement.

Note 3. Organization Costs and Offering Costs

We will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by us. In the event we do not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of March 31, 2018, no such costs have been recorded by the Company.

Organization Costs. Organization costs include costs relating to the formation and incorporation of the Company. These costs are expensed as incurred. Upon the initial drawdown date, stockholders will bear such costs. Stockholders making capital commitments after the initial drawdown date will bear a pro rata portion of such cost.

Offering Costs. Offering costs incurred in connection with the continuous offering of common shares of the Company are recognized as a deferred cost and are being amortized to expense on a straight line basis over 12 months beginning on the date of commencement of operations.

Note 4. Net Assets

In connection with its formation, the Company has the authority to issue 1,000 common shares at $0.001 per share par value.

Note 5. Subsequent Events

There have been no subsequent events that require recognition or disclosure through May 8, 2018, the date that the financial statement was issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with Stifel, Nicolaus & Company, Incorporated and its affiliates and certain funds (“Cyrus Funds”) managed by Cyrus Capital Partners, L.P. (“Cyrus Capital”);

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with the Adviser;

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company (“RIC”);

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes.

•	the other risks, uncertainties and other factors.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Registration Statement should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this Form 10-Q are excluded from the safe harbor protection provided by Section 21E of the Exchange Act.

Overview

We are an externally managed, closed-end, non-diversified management investment company that intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. While we intend to elect to be treated as a RIC as soon as practicable, we anticipate that we may have difficulty satisfying the asset diversification requirements as we deploy initial capital and build our portfolio. To the extent that we have net taxable income prior to our qualification as RIC, we will be subject to U.S. federal income tax on such income.

As a BDC, we will be required to comply with certain regulatory requirements. For instance, we will generally have to invest at least 70% of our total assets in Qualifying Assets, including “eligible portfolio companies,” cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. In addition, we will be subject to borrowing restrictions such that, with certain limited exceptions, including approval by our board of directors and/or shareholders to incur addition leverage, our asset coverage, as defined in the 1940 Act, will be required to equal at least 200% after each borrowing. The amount of leverage that we will employ will depend on the Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing.

As an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Revenues

We will generate revenues primarily in the form of interest on the debt we hold. We also generate revenue from royalty income, dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire. Our investments in fixed income instruments generally will have an expected maturity of three to five years, although we do not expect to have lower or upper constraints on maturity. Interest on our debt investments generally will be payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or PIK interest. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

Expenses

Our primary operating expenses will include the payment of fees to the Adviser pursuant to an investment advisory agreement (the “Advisory Agreement”) we intend to enter into with the Adviser. All professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services and administrative services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, including allocable expenses such as rent and office equipment, will be provided and paid for by the Adviser and not by us. Other than as set forth above, we will bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	organization and offering up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by us;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisers, in connection with monitoring financial and legal affairs for us, providing administrative services, monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments;

•	sales and purchases of our common stock and other securities;

•	investment advisory and management fees;

•	administration fees, if any, payable under the Administration Agreement;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	Independent Directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, independent auditors and outside legal costs; and

•	all other expenses incurred by us and the Adviser, acting on our behalf, in connection with administering our business, including payments under the Administration Agreement.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of our private offering, (ii) cash flows from our operations, and (iii) any financing arrangements we may enter into in the future. We may fund a portion of our investments through borrowings from banks and issuances of senior securities. Our primary use of funds will be to make investments in eligible portfolio companies, pay our operating expenses and make distributions to holders of our common stock.

Critical Accounting Policies

Valuation of Investments

We will value our portfolio investments at fair value based upon the principles and methods of valuation set forth in policies adopted by our Board. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (a) are independent of us, (b) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (c) are able to transact for the asset, and (d) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers.

Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by our Board. Because a readily available market value for many of the investments in our portfolio is often not available, we value many of our portfolio investments at fair value as determined in good faith by our Board using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our Board. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may also be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security causes current market quotations not to reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently, causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid ask spread.

With respect to investments for which market quotations are not readily available, our Board will undertake a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with our senior management and the Adviser;

•	on a periodic basis, at least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm engaged by our Board;

•	a committee of our Board will then review these preliminary valuations; and

•	our Board will then discuss these preliminary valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the independent valuation firm and a committee of our Board.

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, our principal market (as the reporting entity) and enterprise values.

When valuing all of our investments, we strive to maximize the use of observable inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

Our investments are categorized based on the types of inputs used in their valuation. The level in the U.S. generally accepted accounting principles (“U.S. GAAP”) valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Investments are classified by U.S. GAAP into the three broad levels as follows:

Level I	Investments valued using unadjusted quoted prices in active markets for identical assets.

Level II	Investments valued using other unadjusted observable market inputs, e.g. quoted prices in markets that are not active or quotes for comparable instruments.

Level III	Investments that are valued using quotes and other observable market data to the extent available, but which also take into consideration one or more unobservable inputs that are significant to the valuation taken as a whole.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition

Security transactions are recorded on a trade-date basis. We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with our debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, and unamortized market discounts are recorded as interest income.

Management and Incentive Fees

We will accrue for the base management fee and incentive fee. The accrual for the incentive will fee include the recognition of (i) ordinary income and incentive fee, even though such incentive fee is neither earned nor payable to the Adviser until the consummation of a Liquidation Event and the pre-incentive fee net investment income expressed as a rate of return on the value of our net assets attributable to our common stock exceeds a hurdle rate, and (ii) capital gains incentive fee, even though such incentive fee is neither earned nor payable to the Adviser until the consummation of a Liquidation Event and capital gains are both realized and in excess of realized losses on investments.

Organization and Offering Costs and Expenses

We will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by us. In the event we do not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of March 31, 2018, no such costs have been recorded by the Company.

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our private placement memorandum and other offering documents. As of March 31, 2018, the estimated amount of organization and offering costs was approximately $609,100.

Federal Income Taxes

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code as soon as practicable. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. We intend to distribute sufficient dividends to maintain our RIC status each year and we do not anticipate paying any material federal income taxes in the future.

Other Contractual Obligations

We intend to enter into certain contracts under which we have material future commitments. We intend to enter into the Advisory Agreement with the Adviser in accordance with the 1940 Act. Under the Advisory Agreement, the Adviser will be responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis. For these services, we will pay (i) a base management fee calculated as a percentage of total capital drawn from investors pursuant to capital commitments and (ii) an incentive fee based on our performance.

We also intend to enter into an administration agreement with the Adviser (the “Administration Agreement”). Under the Administration Agreement, our Adviser will be responsible for furnishing us with office facilities and equipment and will provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities.

Description of Business — Administration Agreement.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Advisory Agreement and the Administration Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We will be subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

During the three months ended March 31, 2018, there have been no material changes to the risk factors disclosed in our Registration Statement on Form 10 filed with the SEC on January 8, 2018, except as described below.

Recent legislation may allow us to incur additional leverage.

As a BDC, the 1940 Act will generally prohibit us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we will be allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the “required majority” of our independent directors, as defined in Section 57(o) of the 1940 Act, to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments and on invested equity capital. As we will use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Form of Articles of Incorporation(1)

3.2	Bylaws(2)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to exhibit 3.1 Registrant’s Registration Statement on Form 10 (File No. 000-55850), filed on January 8, 2018.

(2)	Incorporated by reference to exhibit 3.2 Registrant’s Registration Statement on Form 10 (File No. 000-55850), filed on January 8, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2018

CM Credit Opportunities BDC I Inc.

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer