Form 10-K
period 2018-06-30
CM Credit Opportunities BDC I Inc.
filed 2018-09-04
CIK 1718626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-55850

CM CREDIT OPPORTUNITIES BDC I INC.

(Exact name of registrant as specified in its charter)

Maryland	82-2937698
(State of Incorporation)	(I.R.S. Employer Identification Number)

601 Lexington Avenue 26th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 257-5199

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting Company)	Smaller reporting company	☐
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2018, there was no established public market for the Registrant’s common stock.

There were 15 shares of the Registrant’s common stock outstanding as of August 31, 2018.

CM CREDIT OPPORTUNITIES BDC I INC.

FORM 10-K FOR THE FISCAL YEAR

ENDED JUNE 30, 2018

i

PART I

Item 1.	Business

Except as otherwise indicated, the terms “we,” “us,” “our,” “CM Credit”, and the “Company” refer to CM Credit Opportunities BDC I Inc. and the “Adviser” refers to our investment adviser and administrator, CM Investment Partners LLC.

CM Credit Opportunities BDC I Inc.

We were formed on August 14, 2017 as a corporation under the laws of the State of Maryland. We are an externally managed, closed-end, non-diversified management investment company that intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. While we intend to elect to be treated as a RIC as soon as practicable, we anticipate that we may have difficulty satisfying the asset diversification requirements as we deploy initial capital and build our portfolio. To the extent that we have net taxable income prior to our qualification as RIC, we will be subject to U.S. federal income tax on such income.

We were formed to generate current income and capital appreciation for our shareholders by targeting investment opportunities with favorable risk-adjusted returns. We invest primarily in the debt of middle-market companies in the United States (companies that have an enterprise value, which represents the aggregate of debt value and equity value of an entity, of less than $750 million).

We expect to conduct a private offering (the “Private Offering”) of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Subsequent to our election to be treated as a BDC under the 1940 Act, we expect to have the initial closing of the Private Offering of our shares of common stock in reliance on an exemption from the registration requirements of the Securities Act. At each closing of the Private Offering, each investor will make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten (10) business days’ prior notice to the investors. We anticipate commencing our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering (the “Initial Drawdown”). The initial closing of the Private Offering will occur at any time as determined by the Company, in its sole discretion (the “Initial Closing Date”). The Company may accept additional capital commitments at one or more subsequent closings (“Subsequent Closings”) until a date which is no later than twelve (12) months after the Initial Closing Date, subject to an additional six (6) month extension in the Adviser’s sole discretion (the “Final Closing”).

Our Board of Directors (the “Board”) has ultimate authority as to our investments, but delegates authority to the Adviser to select and monitor our investments, subject to the supervision of our Board. Upon our election to be regulated as a BDC, a majority of our Board will consist of directors who are not “interested persons” of us, of the Adviser or of any of our respective affiliates, as defined in the 1940 Act (the “Independent Directors”).

We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

CM Investment Partners LLC

Our investment activities will be managed by our external investment adviser, CM Investment Partners LLC, pursuant to an investment advisory agreement (the “Advisory Agreement”). The Adviser will also act as our administrator and provide us with all administrative services necessary for us to operate, pursuant to an administration agreement (the “Administration Agreement”). We expect to enter into the Advisory Agreement and the Administration Agreement on or before the Initial Closing Date. Our Adviser was formed in July 2013 and is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis. The Adviser is led by its Co-Chief Investment Officers, Michael C. Mauer and Christopher E. Jansen. Mr. Mauer also serves as our Chief Executive Officer, and Mr. Jansen also serves as our President and Secretary and as a member of our board of directors. Mr. Mauer also serves as the Chief Executive Officer and Chairman of the board of directors of CM Finance Inc (NASDAQ: CMFN) (“CM Finance”). Mr. Mauer was formerly Global Co-Head of Leveraged Finance and Global Co-Head of Fixed Income Currency and Commodity Distribution at Citigroup Inc. and a senior member of its credit committee responsible for all underwriting and principal commitments of leveraged finance capital worldwide. Mr. Jansen also serves as President, Secretary and a member of the board of directors of CM Finance. Mr. Jansen was a founding Managing Partner and Senior Portfolio Manager for Stanfield Capital Partners and had a leading role in planning its strategic direction. At Stanfield, Mr. Jansen was responsible for the management of 15 different portfolios aggregating in excess of $7 billion in assets consisting of large corporate loans, middle-market loans, second lien loans, high yield bonds and structured finance securities.

The Adviser’s investment team, led by Messrs. Mauer and Jansen, is supported by four additional investment professionals, who, together with Messrs. Mauer and Jansen, we refer to as the “Investment Team.” The members of the Investment Team have over 100 combined years of structuring customized debt solutions for middle-market companies, which we believe will enable us to generate favorable returns across credit cycles with an emphasis on preserving capital. Messrs. Mauer and Jansen have developed an investment process for reviewing lending opportunities, structuring transactions and monitoring investments throughout multiple credit cycles. The members of the Investment Team have extensive networks for sourcing investment opportunities through direct corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. The members of the Investment Team also have extensive experience across various industries, including aviation, cable, defense, healthcare, media, mining, oil and gas, power, retail, telecommunications, trucking and asset-backed special situations. As a result, we believe we will be able to achieve appropriate risk-adjusted returns by investing in companies that have restructured but do not have sufficient track records to receive traditional lending terms from a commercial bank or the broadly syndicated leveraged finance market. We believe the members of the Investment Team share a common investment philosophy built on a framework of rigorous business assessment, extensive due diligence and disciplined risk valuation methodology.

Every initial investment by us will require the approval by a majority of the Adviser’s investment committee and such majority must include both Messrs. Mauer and Jansen. Every follow-on investment decision in an existing portfolio company and every investment disposition will require approval by a majority of the Adviser’s investment committee. The Adviser’s investment committee currently consists of Messrs. Mauer and Jansen, the Co-Chief Investment Officers of the Adviser, Andrew Muns, a managing director of the Adviser, and Michael Nitka, Stifel Venture Corp.’s (“Stifel”) designee to the Adviser’s investment committee.

The Adviser expects that our portfolio companies will use our capital for organic growth, acquisitions, market or product expansions, refinancings, and/or recapitalizations. The Adviser anticipates that our investments will typically range in size from $5 million to $25 million. We may seek to invest in smaller or larger companies if there is an attractive opportunity, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. During such dislocations, the Adviser expects to see more deep value investment opportunities offering prospective returns that are disproportionate to the associated risk profile. We will seek to focus on companies with leading market positions, significant asset or franchise values, strong free cash flow and experienced senior management teams, with an emphasis on companies with high-quality sponsors (equity holders) that have demonstrated capabilities in building enterprise value and serve as committed partners and advisors that will actively work with the Adviser and the Company. Our primary investment objective will be to maximize current income and capital appreciation by investing directly in privately held middle-market companies.

Market Opportunity

We believe that the current investment environment presents a compelling case for investing in secured debt (including unitranche debt and standalone second and first lien loans) and unsecured debt (including mezzanine/structured equity) of middle-market companies. The following factors represent the key drivers of our focus on this attractive market segment:

•

Reduced Availability of Capital for Middle-Market Companies. We believe there are fewer providers of financing and less capital available for middle-market companies compared to prior to the economic downturn. We believe that, as a result of that downturn:

•	many financing providers have chosen to focus on large, liquid corporate loans and syndicated capital markets transactions rather than lending to middle-market businesses;

•

recent regulatory changes, including the introduction of international capital and liquidity requirements for banks under the 2012 Basel III Accords, or Basel III, have decreased their capacity to hold non-investment grade leveraged loans, causing banks to curtail lending to middle-market companies;

•	hedge funds and collateralized loan obligation managers are less likely to pursue investment opportunities in our target market as a result of reduced availability of funding for new investments; and

•	consolidation of regional banks into money center banks has reduced their focus on middle-market lending.

As a result, we believe that less competition facilitates higher quality deal flow and allows for greater selectivity throughout the investment process.

•

Robust Demand for Debt Capital. According to Pitchbook, a market research firm, private equity firms had approximately $874 billion of uncalled capital as of December 31, 2017. They have expanded their focus to include middle-market opportunities due to the lack of opportunities in large capital buyout transactions. We expect the large amount of uninvested capital and the expanded focus on middle-market opportunities to drive buyout activity over the next several years, which should, in turn, continue to create lending opportunities for us.

•

Attractive Deal Pricing and Structures. We believe that, in general, middle-market debt investments are priced more attractively to lenders than larger, more liquid, public debt financings, due to the more limited universe of lenders as well as the highly negotiated nature of these financings. Middle-market transactions tend to offer stronger covenant packages, higher interest rates, lower leverage levels and better call protection compared to larger financings. In addition, middle-market loans typically offer other investor protections such as default penalties, lien protection, change of control provisions and information rights for lenders.

•

Specialized Lending Requirements. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the Investment Team’s experience, lending to private U.S. middle-market companies is generally more labor-intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies. Lending to smaller capitalization companies requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and may also require more extensive ongoing monitoring by the lender. As a result, middle-market companies historically have been served by a limited segment of the lending community.

Competitive Strengths

We believe that the Adviser’s disciplined approach to origination, portfolio construction and risk management should allow us to achieve favorable risk-adjusted returns while preserving our capital. We believe that the following competitive strengths provide positive returns for our investors:

•

Large and Experienced Team with Substantial Resources. The Adviser and its Investment Team is led by Messrs. Mauer and Jansen who each has over 20 years of experience investing in, providing corporate finance services to, restructuring and consulting with middle market companies. Messrs. Mauer and Jansen are supported by four additional investment professionals, who together have over 100 combined years of structuring strategic capital for business expansion, refinancings, capital restructuring, post-reorganization financing and servicing the general corporate needs of middle-market companies. We believe that the Investment Team and its resources provide a significant advantage and contribute to the strength of our business and enhance the quantity and quality of investment opportunities available to us.

•

Capitalize on the Investment Team’s Extensive Relationships with Middle-Market Companies, Private Equity Sponsors and Intermediaries. The members of the Investment Team have extensive networks for sourcing investment opportunities through corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. We believe that the strength of these relationships in conjunction with the Investment Team’s ability to structure financing solutions for companies that incorporate credit protections at attractive returns for us provide us with a competitive advantage in identifying investment opportunities in our target market. In addition, pursuant to the terms of our relationship with Stifel and subject to certain restrictions, Stifel must use its commercially reasonable efforts to present to us to review and bid on, Stifel Nicolaus & Company, Incorporated-originated leveraged finance and high yield corporate debt opportunities consistent with our investment strategy.

•

Disciplined Underwriting Policies and Rigorous Portfolio Management. Messrs. Mauer and Jansen have an established credit analysis and investment process to analyze investment opportunities thoroughly. This process, followed by the Investment Team, includes structuring loans with appropriate covenants and pricing loans based on our knowledge of the middle-market and our rigorous underwriting standards. We focus on capital preservation by extending loans to portfolio companies with assets that we believe will retain sufficient value to repay us even in depressed markets or under liquidation scenarios. Each investment is analyzed from its initial stages by either Mr. Mauer or Mr. Jansen, as the Adviser’s Co-Chief Investment Officers, and a senior investment professional of the Investment Team. Every initial investment requires approval by a majority of the Adviser’s investment committee and such majority must include both Messrs. Mauer and Jansen. The Adviser’s investment committee consists of Messrs. Mauer, Jansen, Muns and Nitka. Every follow-on investment decision in an existing portfolio company and every investment disposition require approval by at least a majority of the Adviser’s investment committee. Under the supervision of Messrs. Mauer and Jansen, the Investment Team’s senior investment professionals also monitor the portfolio for developments on a daily basis, perform credit updates on each investment, review financial performance on at least a quarterly basis, and have regular discussions with the management of portfolio companies. We believe the Adviser’s investment and monitoring process and the depth and experience of the Investment Team gives us a competitive advantage in identifying investments and evaluating risks and opportunities throughout the life cycle of an investment.

•

Ability to Structure Investments Creatively. Our Investment Team has the expertise and ability to structure investments across all levels of a company’s capital structure. These individuals have extensive experience in cash flow, asset-based lending, workout situations and investing in distressed debt, which should enable us to take advantage of attractive investments in recently restructured companies. We believe that current market conditions allow us to structure attractively priced debt investments and may allow us to incorporate other return-enhancing mechanisms, such as commitment fees, original issue discounts (“OID”), early redemption premiums, payment-in-kind (“PIK”) interest and certain forms of equity securities.

Investment Strategy

We will seek to invest in unitranche loans, standalone second and first lien loans, and selectively in unsecured debt, bonds and in the equity of portfolio companies through warrants and other instruments, in most cases taking advantage of a potential benefit from an increase in the value of such portfolio company as part of an overall relationship. We will seek to invest primarily in middle-market companies that have annual revenues of at least $50 million and earnings before interest, tax, depreciation and amortization (“EBITDA”) of at least $15 million. Our investments will typically range in size from $5 million to $25 million. We may invest in smaller or larger companies if there is an attractive opportunity, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. During such dislocations, we expect to see more deep value investment opportunities offering prospective returns that are disproportionate to the associated risk profile. The companies in which we intend to invest typically are highly leveraged, and, in most cases, our investments in such companies are not rated by national rating agencies. If such investments were rated, we believe that they would likely receive a rating below investment grade (i.e. below BBB or Baa), which are often referred to as “junk.”

Our primary investment objective is to maximize current income and capital appreciation by investing directly in privately held middle-market companies. We will focus on companies with leading market positions, significant assets or franchise values, strong free cash flow and experience senior management teams, with an emphasis on companies with high-qualify sponsors. The Adviser pursues investments for us with favorable risk-adjusted returns, including debt investments that offer cash origination fees and lower leverage levels. The Adviser seeks to structure our debt investments with strong protections, including default penalties, information rights, and affirmative and negative financial covenants, such as lien protection and restrictions concerning change of control. We believe these protections, coupled with the other features of our investments, allow us to reduce our risk of capital loss and achieve attractive risk-adjusted returns, although there can be no assurance that we are always able to structure our investments to minimize risk of loss and achieve attractive risk-adjusted returns.

Investment Criteria

The Investment Team uses the following investment criteria and guidelines to evaluate prospective portfolio companies. However, not all of these criteria and guidelines are used or met in connection with each of our investments.

•

Established companies with a history of positive operating cash flow. We seek to invest in established companies with sound historical financial performance. The Adviser typically focuses on companies with a history of profitability on an operating cash flow basis. We do not intend to invest in start-up companies or companies with speculative business plans.

•

Defensible and sustainable business. We seek to invest in companies with proven products and/or services that provide a competitive advantage versus its competitors or new entrants. The Adviser places an emphasis on the strength of historical operations and profitability and the generation of free cash flow to reinvest in the business or to utilize for debt service. The Adviser also focuses on the relative strength of the valuation and liquidity of collateral used to provide security for our investments, when applicable.

•

Seasoned management team with meaningful equity ownership. The Adviser generally requires that our portfolio companies have a seasoned management team, with strong corporate governance. The Adviser also seeks to invest in companies with management teams that have meaningful equity ownership. The Adviser believes that companies that have proper incentives in place, including having significant equity interests, motivate management teams to enhance enterprise value, which will act in accordance with our interests.

•

Significant Invested Capital. The Adviser seeks investments in portfolio companies where it believes that the aggregate enterprise value significantly exceeds aggregate indebtedness, after consideration of our investment. The Adviser believes that the existence of significant underlying equity value (i.e., the amount by which the aggregate enterprise value exceeds the aggregate indebtedness) provides important support to our debt investments.

•

Investment Partnerships. We seek to invest where private equity sponsors have demonstrated capabilities in building enterprise value. In addition, we seek to partner with specialty lenders and other financial institutions. The Adviser believes that private equity sponsors and specialty lenders can serve as committed partners and advisors that will actively work with the Adviser, the company and its management team to meet company goals and create value.

•

Ability to exert meaningful influence. We target investment opportunities in which we will be a significant investor in the tranche and in which we can add value through active participation in the direction of the company, sometimes through advisory positions.

•

Exit strategy. We generally seek to invest in companies that the Adviser believes possess attributes that will provide us with the ability to exit our investments. We typically expect to exit our investments through one of three scenarios: (i) the sale of the company resulting in repayment of all outstanding debt, (ii) the recapitalization of the company through which our loan is replaced with debt or equity from a third party or parties or (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity. In some investments, there may be scheduled amortization of some portion of our loan, which would result in a partial exit of our investment prior to the maturity of the loan.

Target Investments

The following describes the types of loans we generally intend to make:

•

Unitranche Loans. Unitranche loans are loans structured as first lien loans with certain characteristics of mezzanine loan risk in one security. Unitranche loans typically provide for moderate loan amortization in the initial years of the loan with the majority of the principal repayment deferred until loan maturity. Unitranche loans usually provide us with greater control over a portfolio company’s capital structure, as they provide a one-stop financing solution and limit “frictional costs” (e.g., negotiations with, and concessions to, other lien holders) in the event of a workout process. Consistent with our focus on capital preservation, unitranche loans typically have less volatile returns than standalone second lien or mezzanine loans.

•

Standalone Second Lien Loans. Standalone second lien loans are loans that are typically senior on a lien basis to other liabilities in the issuer’s capital structure and have the benefit of a security interest over the assets of the borrower, although ranking junior to first lien loans. Standalone second lien loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity. Standalone second lien loans can incur greater “frictional costs” (e.g., increased professional costs relating to resolving conflicts among the lenders) in the event of a workout and, partly because of this possible impact on recovery rates, we expect to demand a significantly higher risk premium in the form of higher spreads, call protection and/or warrants for extending standalone second lien loans, compared to first lien loans of similar credit quality.

•

Standalone First Lien Loans. Standalone first lien loans are loans that are typically senior on a lien basis to other liabilities in the issuer’s capital structure and have the benefit of a security interest on the assets of the portfolio company. Standalone first lien loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.

•

Mezzanine Loans/Structured Equity. Mezzanine loans are subordinated to senior secured loans on a payment basis, are typically unsecured and rank pari passu with other unsecured creditors of the issuer. As with standalone second lien loans, we expect to demand a significantly higher risk premium in the form of higher spreads, call protection and/or warrants for mezzanine loans, given the lower recovery rates for such securities due in part to the greater “frictional costs” (e.g., increased professional costs relating to resolving conflicts among the lenders) in a protracted workout. We may take mezzanine type risk in the form of “structured equity” investments. In cases where portfolio companies may be constrained in their ability to raise additional capital in the form of debt, we may have the opportunity to structure preferred equity or other equity-like instruments. These equity instruments typically have redemption rights and will either be convertible into common equity at our option, or will have detachable warrants compensating us for the additional risk inherent in such investments. In most cases, these equity instruments will have debt-like characteristics, which provide more downside protection than a typical equity instrument.

•

Equity Components. In connection with some of our debt investments, we will also invest in preferred or common stock or receive nominally priced warrants or options to buy an equity interest in the portfolio company. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. The Adviser may structure such equity investments and warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

Determination of Net Asset Value and Portfolio Valuation Process

We will value our portfolio investments at fair value based upon the principles and methods of valuation set forth in policies adopted by the Board. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (a) are independent of us, (b) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (c) are able to transact for the asset, and (d) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers.

Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by the Board. Because a readily available market value for many of the investments in our portfolio is often not available, we value many of our portfolio investments at fair value as determined in good faith by the Board using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may also be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security causes current market quotations not to reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently, causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid ask spread.

With respect to investments for which market quotations are not readily available, the Board will undertake a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with our senior management and the Adviser;

•	on a periodic basis, at least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm engaged by the Board;

•	the committee of the Board will then review these preliminary valuations; and

•

the Board will then discuss these preliminary valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the independent valuation firm and the committee of the Board.

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

Management Agreements

Advisory Agreement

Pursuant to the Advisory Agreement, we will pay the Adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee. The cost of the base management fee and the incentive fee will ultimately be borne by our shareholders.

Base Management Fee

The base management fee will be calculated on the last day of each calendar quarter at an annual rate of 0.3125% per quarter (1.25% per annum) of total capital drawn from investors pursuant to capital commitments and will be payable to the Adviser thereafter. The base management fee for any partial quarter will be appropriately prorated.

Incentive Fee

The incentive fee, which will provide the Adviser with a share of the income that it generated for us, has two components, ordinary income and capital gains, and will be calculated as follows:

Ordinary Income. The ordinary income component will be calculated and payable upon the consummation of the Liquidation Event (as defined below) based on our pre-incentive fee net investment income for the period beginning with our election to be regulated as a BDC under the 1940 Act and ending upon the consummation of the Liquidation Event (the “Term”), and will be 15.0% of the amount, if any, by which our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets attributable to our common stock for the Term, exceeds a 7.0% hurdle rate and a “catch-up” provision measured upon the consummation of the Liquidation Event. Under this provision, the Adviser receives no incentive fee until our pre-incentive fee net investment income equals the hurdle rate of 7.0%, but then receives, as a “catch-up,” 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 8.24%. The effect of the “catch-up” provision is that, if pre-incentive fee net investment income exceeds 8.24%, the Adviser receives 15.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the Term, minus our operating expenses for the Term (including the aggregate base management fee, expenses paid under the Administration Agreement, and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For this purpose, a Liquidation Event means (i) listing of our common stock on a national securities exchange (the “Exchange Listing”), (ii) termination of the Advisory Agreement, or (iii) liquidation, dissolution or winding up of the Company.

The following is a graphical representation of the calculation of the ordinary income portion of the incentive fee:

Pre-incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of Pre-incentive Fee Net Investment Income

Allocated to Income-Related Portion of Incentive Fee

Under U.S. GAAP, we will calculate the ordinary income component of the incentive fee as if we paid the Adviser as of the reporting date. Accordingly, we will accrue a provisional ordinary income incentive fee. As the provisional ordinary income incentive fee will be accrued subject to a 7.0% hurdle rate and a “catch-up” provision measured as of the reporting date, the amount of the provisional ordinary income incentive fee accrued at a reporting date may vary from the ordinary income incentive that is ultimately realized and the differences could be material.

Examples of the Ordinary Income Incentive Fee:

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 5.0%

Hurdle rate(1) = 7.0%

Management fee(2) = 1.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.8%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses) = 2.95%

Pre-incentive fee net investment income does not exceed hurdle rate, therefore, there is no ordinary income incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 9.5%

Hurdle rate(1) = 7.0%

Management fee(2) = 1.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.8%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses) = 7.45%

Incentive fee = 100% × Pre-incentive fee net investment income (subject to “catch-up”)(4)

= 100% × (7.45% – 7.00%)

= 0.45%

Pre-incentive fee net investment income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore, the ordinary income related portion of the incentive fee is 0.45%.

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 14.0%

Hurdle rate(1) = 7.0%

Management fee(2) = 1.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.8%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses) = 11.95%

Incentive fee =	100% × Pre-incentive fee net investment income (subject to “catch-up”)(4)

Incentive fee =	100% × “catch-up” + (15.0% × (Pre-Incentive Fee Net Investment Income – 8.24%))

“Catch-up” = 8.24% – 7.0%
= 1.24%

Incentive fee =	(100% × 1.24%) + (15.0% × (11.95% – 8.24%))
= 1.24% + (15.0% × 3.71%)
= 1.24% + 0.56%
= 1.80%

Pre-incentive fee net investment income exceeds the hurdle rate and fully satisfies the “catch-up” provision, therefore, the ordinary income related portion of the incentive fee is 1.80%.

(1)	Represents 7.0% hurdle rate.

(2)	Represents 1.25% base management fee.

(3)	Excludes organizational and offering expenses.

(4)

The “catch-up” provision is intended to provide the Adviser with an incentive fee of 15.0% on all pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 8.75%.

Capital Gains. The capital gains component of the incentive fee will be determined and payable upon the consummation of the Liquidation Event and will be equal to 15.0% of our cumulative aggregate realized capital gains from inception through the Liquidation Event, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the Liquidation Event. If such amount is negative, then no capital gains incentive fee will be payable.

Under U.S. GAAP, we will calculate the capital gains component of the incentive fee as if we had realized all assets at their fair values as of the reporting date. Accordingly, we will accrue a provisional capital gains incentive fee taking into account any unrealized gains or losses. As the provisional capital gains incentive fee is subject to the performance of investments until there is a realization event, the amount of the provisional capital gains incentive fee accrued at a reporting date may vary from the capital gains incentive that is ultimately realized and the differences could be material.

Payment of Our Expenses

Pursuant to the terms of the Advisory Agreement and the Administration Agreement, all professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services and administrative services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, including allocable expenses such as rent and office equipment, will be provided and paid for by the Adviser and not by us. Other than as set forth above, we will bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our Independent Directors. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice. See “Item 1A. Risk Factors — Risks Related to our Business and Structure — the Adviser will have the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

The Advisory Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Advisory Agreement, the Adviser and its professionals and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement or otherwise as our investment adviser.

Board Approval of the Advisory Agreement

Our Board expects to approve the Advisory Agreement at its first in-person meeting, to be held prior to our election to be regulated as a BDC. A discussion regarding the basis for our Board’s approval of the Advisory Agreement will be included in our first annual report on Form 10-K or quarterly report on Form 10-Q following such approval.

Administration Agreement

The Adviser will also serve as our administrator and provide all administrative services necessary for us to operate pursuant to the Administration Agreement.

The Administration Agreement provides that the Adviser will furnish us with office facilities and equipment and will provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Adviser will perform, or oversee the performance of, our required administrative services, which will include being responsible for the financial and other records that we are required to maintain and preparing reports to our shareholders and reports and other materials filed with the SEC. In addition, the Adviser will assist us in determining and publishing our net asset value, oversee the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Under the Administration Agreement, the Adviser will also provide managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. If requested to provide significant managerial assistance to our portfolio companies, the Adviser will be paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The Administration Agreement will have an initial term of two years and may be renewed with the approval of our Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Adviser outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to the Adviser.

Competition

Our primary competitors for investments include public and private funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.

We expect to use the expertise of the Adviser’s investment committee to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the Adviser’s senior investment professionals, including Michael Mauer and Christopher Jansen, will enable us to learn about, and compete effectively for, financing opportunities with attractive companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Related to Our Business and Structure — We may face increasing competition for investment opportunities.”

Managerial Assistance

As a BDC, we will offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in Board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. The Adviser will provide, or arrange for the provision of, such managerial assistance on our behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on our behalf by the Adviser in accordance with our Administration Agreement.

Staffing

We do not currently have any employees. Michael Mauer, Chairman and Chief Executive Officer, is also the co-founder, Managing Partner, Co-Chief Investment Officer of the Adviser. Christopher Jansen, President and Secretary, is also the co-founder and Co-Chief Investment Officer of the Adviser. Rocco DelGuercio, our Chief Compliance Officer and Chief Financial Officer, is also the Chief Compliance Officer and Chief Financial Officer of the Adviser and will perform his functions for us under the terms of our Administration Agreement. Our day-to-day investment and administrative operations will be managed by the Adviser, who is also acting as our administrator.

The Adviser also has a strategic relationship with Cyrus Capital Partners, L.P. (“Cyrus Capital”) in which the Adviser can utilize the expertise of Cyrus Capital’s investment, accounting and back office professionals on an as needed basis pursuant to a personnel sharing arrangement.

Company Term

Unless our Board and our shareholders unanimously determine that it is in our best interest to complete the Exchange Listing, we intend to dissolve within a reasonable period of time after the earlier to occur of the following:

(i) six (6) years after the Initial Closing; provided that our Board shall have the right, in its sole discretion, to extend the term of the Company for up to two (2) consecutive one-year periods (provided that our Board may, with the consent of our stockholders representing a majority of the total outstanding shares of our common stock, further extend the term in order to allow an orderly termination and liquidation of our investment portfolio);

(ii) the determination of our Board that there has been a significant adverse change in the regulatory or tax treatment of the Company or our shareholders that, in its judgment, makes it inadvisable for the Company to continue in its present form, and our Board’s determination to restructure or change the form of the Company to preserve (insofar as possible) the overall benefits previously enjoyed by our shareholders as a whole or, if our Board determines it appropriate (and subject to any necessary shareholder approvals and applicable requirements of the 1940 Act), to (i) cause the Company to change its form and/or jurisdiction of organization or (ii) wind down and/or liquidate and dissolve the Company.

In the event of our liquidation, dissolution or winding up, each share of common stock would be entitled to share ratably in all of our assets that are legally available for distribution after we paid or otherwise provide for all debts and other liabilities, including advisory fees under the Advisory Agreement, and subject to any preferential rights of holders of our preferred stock, if any preferred stock is outstanding at such time. For the purposes of this paragraph, a merger or consolidation of the Company with or into any other corporation or other entity, or a sale or conveyance of all or any part of our property or assets, will not be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary.

Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) (“Section 404”). Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five (5) years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

License Agreement

We intend to enter into a license agreement with the Adviser pursuant to which the Adviser will grant us a non-exclusive, royalty-free license to use the name “CM Credit Opportunities” (the “License Agreement”).

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our common stock. This discussion is based on the provisions of the Code and the regulations of the U.S. Department of Treasury promulgated thereunder (the “Treasury Regulations”), each as in effect as of the date of this Annual Report.

These provisions are subject to differing interpretations and change by legislative or administrative action, and any change may be retroactive. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting us and our stockholders and does not purport to deal with the U.S. federal income tax consequences that may be important to particular stockholders in light of their individual investment circumstances or to some types of stockholders subject to special tax rules, such as financial institutions, broker-dealers, insurance companies, tax-exempt organizations, partnerships or other pass-through entities, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, non-U.S. stockholders (as defined below) engaged in a trade or business in the U.S., persons who have ceased to be U.S. citizens or to be taxed as resident aliens or individual non-U.S. stockholders present in the U.S. for 183 days or more during a taxable year. This discussion also does not address any aspects of U.S. estate or gift tax or foreign, state or local tax. This discussion assumes that our stockholders hold their shares of our common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). No ruling has been or will be sought from the Internal Revenue Service (“IRS”) regarding any matter discussed herein.

A “U.S. stockholder” is a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

•	an individual who is a citizen or resident of the U.S.;

•	a corporation created or organized in or under the laws of the U.S., any state therein or the District of Columbia;

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•

a trust, if a court within the U.S. is able to exercise primary jurisdiction over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust.

A “non-U.S. stockholder” means a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

•	a nonresident alien individual;

•	a foreign corporation; or

•	a foreign estate or trust.

If a partnership or other entity classified as a partnership, for U.S. federal income tax purposes, holds our shares, the U.S. tax treatment of the partnership and each partner generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A partnership considering an investment in our common stock should consult its own tax advisers regarding the U.S. federal income tax consequences of the acquisition, ownership and disposition of shares by the partnership.

Taxation of the Company

We intend to elect to be treated and to qualify each year as a RIC under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends.

To qualify as a RIC, we must, among other things:

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (“QPTP”) (the “90% Gross Income Test”); and

•	diversify our holdings so that, at the end of each quarter of each taxable year:

•

at least 50% of the value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer, and

•

not more than 25% of the value of our total assets is invested in the securities of any issuer (other than U.S. Government securities and the securities of other RICs), the securities of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or the securities of one or more QPTPs (the “Diversification Tests”).

As a RIC, we (but not our stockholders) are generally not subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders in any taxable year with respect to which we distribute an amount equal to at least 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income, other than any net capital gain, reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) (the “Annual Distribution Requirement”). We intend to distribute annually all or substantially all of such income. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will not be eligible for RIC tax treatment for such taxable year. To the extent we meet the Annual Distribution Requirement for a taxable year, but retain our net capital gains for investment or any investment company taxable income, we will be subject to U.S. federal income tax on such retained capital gains and investment company taxable income. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated federal corporate income tax, including the 4% U.S. federal excise tax described below.

We are subject to a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, unless we timely distribute (or are deemed to have timely distributed) an amount equal to the sum of:

•	at least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

•

at least 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and

•	certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

While we intend timely distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while any senior securities are outstanding unless we meet the applicable asset coverage ratios. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, stockholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Failure to Qualify as a RIC

While we intend to elect to be treated as a RIC as soon as practicable, we anticipate that we may have difficulty satisfying the Diversification Tests as we deploy initial capital and build our portfolio. To the extent that we have net taxable income prior to our qualification as RIC, we will be subject to U.S. federal income tax on such income. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to qualify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to any period prior to us becoming a RIC by the end of the first year that we intend to qualify as a RIC. To the extent that we have any net built-in gains in our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) as of the beginning of the first year that we qualify as a RIC, we would be subject to a corporate-level U.S. federal income tax on such built-in gains when recognized over the next five (5) years. Alternatively, we may choose to recognize such built-in gains immediately prior to our qualification as a RIC.

If we have previously qualified as RIC, but were subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five (5) years.

The remainder of this discussion assumes that we qualify as a RIC for each taxable year.

Company Investments

Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, (ii) convert lower taxed long-term capital gains and qualified dividend income into higher taxed short-term capital gains or ordinary income, (iii) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions and (vii) produce income that will not qualify as good income for purposes of the 90% Gross Income Test. We monitor our transactions and may make certain tax elections and may be required to borrow money or dispose of securities to mitigate the effect of these rules and to prevent disqualification of us as a RIC but there can be no assurance that we will be successful in this regard.

Debt Instruments. In certain circumstances, we may be required to recognize taxable income prior to which we receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with an end-of-term payment and/or a PIK-interest payment or, in certain cases, increasing interest rates or issued with warrants), we must include in taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though we will not have received any corresponding cash amount.

Warrants. Gain or loss realized by us from the sale or exchange of warrants acquired by us, as well as any loss attributable to the lapse of such warrants, generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long we held a particular warrant and on the nature of the disposition transaction.

Foreign Investments. In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the requirement to pass through to our stockholders their share of the foreign taxes paid by us.

Passive Foreign Investment Companies. We may invest in the stock of a foreign corporation which is classified as a “passive foreign investment company” within the meaning of Section 1297 of the Code (“PFIC”). In general, unless a special tax election has been made, we are required to pay tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which we held the PFIC stock, plus an interest charge. Certain adverse tax consequences of a PFIC investment may be limited if we are eligible to elect alternative tax treatment with respect to such investment. No assurances can be given that any such election will be available or that, if available, we will make such an election.

Foreign Currency Transactions. Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time we accrue income or other receivables or accrue expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pay such liabilities generally are treated as ordinary income or loss. Similarly, on disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations if the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary gain or loss. These currency fluctuations-related gains and losses may increase or decrease the amount of our investment company taxable income to be distributed to our stockholders as ordinary income.

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus net short-term capital gains in excess of net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional shares of our common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period requirements are met, such distributions generally will be treated as qualified dividend income and eligible for a maximum U.S. federal tax rate of 20%. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the 20% maximum U.S. federal tax rate.

Distributions of our net capital gain (which is generally our realized net long-term capital gains in excess of realized net short- term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains (currently at a maximum U.S. federal tax rate of 20%) in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

Although we currently intend to distribute any net long-term capital gains at least annually, we may in the future decide to retain some or all of our net long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for their common stock. Since we expect to pay tax on any retained capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

We or the applicable withholding agent will provide you with a notice reporting the amount of any ordinary income dividends (including the amount of such dividend, if any, eligible to be treated as qualified dividend income) and capital gain dividends by January 31. For purposes of determining (i) whether the Annual Distribution Requirement is satisfied for any year and (ii) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, if we pay you a dividend in January which was declared in the previous October, November or December to stockholders of record on a specified date in one of these months, then the dividend will be treated for tax purposes as being paid by us and received by you on December 31 of the year in which the dividend was declared. If a stockholder purchases shares of our common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the stockholder will be subject to tax on the distribution even though it represents a return of its investment.

Dispositions. A U.S. stockholder generally will recognize gain or loss on the sale, exchange or other taxable disposition of shares of our common stock in an amount equal to the difference between the U.S. stockholder’s adjusted basis in the shares disposed of and the amount realized on their disposition. Generally, gain recognized by a U.S. stockholder on the disposition of shares of our common stock will result in capital gain or loss to a U.S. stockholder, and will be a long-term capital gain or loss if the shares have been held for more than one year at the time of sale. Any loss recognized by a U.S. stockholder upon the disposition of shares of our common stock held for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received (including amounts credited as an undistributed capital gain dividend) by the U.S. stockholder. A loss recognized by a U.S. stockholder on a disposition of shares of our common stock will be disallowed as a deduction if the U.S. stockholder acquires additional shares of our common stock within a 61-day period beginning 30 days before and ending 30 days after the date that the shares are disposed. In this case, the basis of the shares acquired will be adjusted to reflect the disallowed loss.

Tax Shelter Reporting Regulations. Under applicable Treasury Regulations, if a U.S. stockholder recognizes a loss with respect to shares of common stock of $2 million or more for a non-corporate U.S. stockholder or $10 million or more for a corporate U.S. stockholder in any single taxable year (or a greater loss over a combination of years), the U.S. stockholder must file with the IRS a disclosure statement on Form 8886. Direct U.S. stockholders of portfolio securities are in many cases exempted from this reporting requirement, but under current guidance, U.S. stockholders of a RIC are not exempted. Future guidance may extend the current exception from this reporting requirement to U.S. stockholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. stockholders should consult their own tax advisers to determine the applicability of these regulations in light of their individual circumstances.

Backup Withholding. We are required in certain circumstances to backup withhold on taxable dividends or distributions paid to non-corporate U.S. stockholders who do not furnish us or the dividend-paying agent with their correct taxpayer identification number (in the case of individuals, their social security number) and certain certifications, or who are otherwise subject to backup withholding. Backup withholding is not an additional tax. Any amounts withheld from payments made to you may be refunded or credited against your U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.

Limitation on Deduction for Certain Expenses. For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC immediately after the Private Offering; we may qualify as a publicly offered RIC for future taxable years, but no certainty can be provided. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes.

U.S. Taxation of Tax-Exempt U.S. Stockholders. A U.S. stockholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. stockholder of the activities we propose to conduct could give rise to UBTI. However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its stockholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. stockholder generally should not be subject to U.S. taxation solely as a result of the stockholder’s ownership of shares of common stock and receipt of dividends with respect to such shares. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. stockholder. Therefore, a tax-exempt U.S. stockholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected. In addition, special rules would apply, however, if we were to invest in certain real estate investment trusts or other taxable mortgage pools, which we do not currently plan to do, that could result in a tax-exempt U.S. stockholder recognizing income that would be treated as UBTI.

Taxation of Non-U.S. Stockholders

The following discussion only applies to certain non-U.S. stockholders. Whether an investment in shares of our common stock is appropriate for a non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in shares of our common stock by a non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their own tax advisers before investing in shares of our common stock.

Actual and Deemed Distributions; Dispositions. In general, non-U.S. stockholders that are not otherwise engaged in a U.S. trade or business will not be subject to U.S. federal income on distributions paid by us. However, distributions of our investment company taxable income generally are subject to withholding of U.S. federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current or accumulated earnings and profits unless an applicable exemption applies. No withholding is required with respect to such distributions if (i) the distributions are properly reported to our stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. We anticipate that distributions of some or all of investment company taxable income will be reported as interest-related dividends or short-term capital gain dividends that are exempt from withholding, but no assurance can be provided that any of our distributions will qualify for this exemption.

If we distribute our net capital gains in the form of deemed rather than actual distributions, a non-U.S. stockholder will be entitled to a federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a federal income tax return even if the non-U.S. stockholder is not otherwise required to obtain a U.S. taxpayer identification number or file a federal income tax return. For a corporate non-U.S. stockholder, distributions of our investment company taxable income (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected with a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable tax treaty). Accordingly, investment in shares of our common stock may not be appropriate for certain non-U.S. stockholders.

Backup Withholding. A non-U.S. stockholder who is a nonresident alien individual, and who is otherwise subject to withholding of federal income tax, will be subject to information reporting, but may not be subject to backup withholding of federal income tax on taxable dividends or distributions if the non-U.S. stockholder provides us or the dividend paying agent with a properly completed IRS Form W-8BEN or IRS Form W-8BEN-E (or an acceptable substitute form). Backup withholding is not an additional tax. Any amounts withheld from payments made to you may be refunded or credited against your U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.

Foreign Account Tax Compliance

Legislation commonly referred to as the “Foreign Account Tax Compliance Act (“FATCA”), generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either: (i) enter into an agreement with the U.S. Department of Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends, and beginning January 1, 2019, the gross proceeds from the sale of any property that could produce U.S.-source interest or dividends. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, FATCA also imposes a 30% withholding on payments to foreign entities that are not FFIs unless such foreign entities certify that they do not have a greater than 10% U.S. owner or provide the withholding agent with identifying information on each greater than 10% U.S. owner. Depending on the status of a Non-U.S. stockholder and the status of the intermediaries through which they hold their shares, Non-U.S. stockholders could be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their shares. Under certain circumstances, a Non-U.S. stockholder might be eligible for refunds or credits of such taxes.

Each prospective investor is urged to consult its tax adviser regarding the applicability of FATCA and any other reporting requirements with respect to the prospective investor’s own situation, including investments through an intermediary.

Regulation as a Business Development Company

General

A BDC is regulated by the 1940 Act. A BDC must be organized in the U.S. for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

Upon our election to be regulated as a BDC, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (ii) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons (i.e., independent), as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we will generally be required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% (or 150% if certain requirements are met) after each issuance of senior securities. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. We would be permitted to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board of Directors approve such increase with such approval becoming effective after one year. In either case, we would be required to extend to our shareholders, as of the date of such approval, the opportunity to sell the shares of common stock that they hold and make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. See “Regulation — Senior Securities”.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC.

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Item 1A. Risk Factors — Risks Related to Our Business and Structure — Regulations governing our operation as aBDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in our best interest and the best interest of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are generally limited in our ability to invest in any portfolio company in which our investment adviser or any of its affiliates currently has an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions. On April 30, 2018, the Company, together with the Adviser, CM Finance, CM Credit Opportunity Fund I LLC, and CM Finance SPV Ltd. requested an order from the SEC pursuant to Sections 17(d) and 57(i) of the 1940 Act, subject to the terms and conditions set forth in the application, to be able to participate in co-investment transactions with one or more other regulated funds and/or one or more affiliated funds. If granted, the exemptive relief order would permit greater flexibility to negotiate the terms of co-investments with investment funds, accounts and investment vehicles managed by the Adviser, including CM Finance, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We can offer no assurances that such opportunities will be allocated to us fairly or equitably in the short-term or over time, or that we will receive exemptive relief from the SEC to permit us to co-invest with investment funds, accounts and investment vehicles managed by the Adviser where terms other than price are negotiated.

We are subject to periodic examination by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. See “Item 1A. Risk Factors — Risks Related to Our Business and Structure.”

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act (“Qualifying Assets”), unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the BDC’s gross assets. The principal categories of Qualifying Assets relevant to our business are the following:

(1)

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the U.S.;

(b)

is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

(i)	does not have any class of securities that is traded on a national securities exchange;

(ii)	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii)	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

(iv)	is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)	Securities of any eligible portfolio company which we control.

(3)

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in 1 through 4 above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

If, at any time, less than 70% of our gross assets are comprised of Qualifying Assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any Qualifying Assets, we would generally not be permitted to acquire any additional non-qualifying assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, until such time as 70% of our then current gross assets were comprised of Qualifying Assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances.

Managerial Assistance to Portfolio Companies

In addition, a BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in the types of securities described above in Qualifying Assets categories 1, 2 or 3. However, in order to count portfolio securities as Qualifying Assets, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above in Qualifying Assets category 1.c.iv.) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of Qualifying Assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are Qualifying Assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 200% immediately after each such issuance (or 150% if certain requirements are met). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. We would be permitted to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board of Directors approve such increase with such approval becoming effective after one year. In either case, we would be required to extend to our shareholders, as of the date of such approval, the opportunity to sell the shares of common stock that they hold and we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Related to Our Business and Structure — We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

Code of Ethics

We and the Adviser have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us.

Compliance Policies and Procedures

We and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Mr. DelGuercio currently serves as our Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•

pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and (once we cease to be an emerging growth company under the JOBS Act or, if later, for the year following our first annual report required to be filed with the SEC) must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interest of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner, free of conflicts of interest and in the best interest of its clients.

These policies and procedures for voting proxies for investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

The Adviser will vote proxies relating to our portfolio securities in what it perceives to be the best interest of its clients’ stockholders. The Adviser will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, the Adviser may vote for such a proposal if there exist compelling long-term reasons to do so.

The Adviser’s proxy-voting decisions will be made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser will require that: (i) anyone involved in the decision-making process disclose to our management any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision-making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: CM Investment Partners LLC, 601 Lexington Avenue, 26th Floor, New York, New York 10022.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law, or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to non-public personal information about our stockholders to employees of the Adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Reporting Obligations

We will furnish our stockholders with annual reports containing audited financial statements, quarterly reports and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Shareholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains such information.

Item 1.A	Risk Factors

Investing in our common stock involves a number of significant risks. The risks set out below are the principal risks with respect to an investment in our common stock generally and with respect to a BDC with investment objectives, investment policies, or capital structures similar to ours. However, they may not be the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Structure

We have no operating history as a BDC.

We were formed on August 14, 2017 and have no operating history as a BDC. As a result, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. Upon our election to be regulated as a BDC, we will be subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. From time to time, the Adviser may pursue investment opportunities in which it has more limited experience. We may also be unable to replicate the historical performance of the members of the Adviser’s Investment Committee in prior investment funds. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our shareholders.

Our financial condition and results of operations will depend on our ability to effectively manage and deploy capital.

Our ability to achieve our investment objective will depend on our ability to effectively manage and deploy capital, which will depend, in turn, on the Adviser’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

Accomplishing our investment objective on a cost-effective basis will largely be a function of the Adviser’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, the Adviser’s investment team will also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

Even if we are able to grow and build upon our investment portfolio, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC qualification. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss.

We depend upon key personnel of the Adviser for our future success. If the Adviser were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.

We depend on the diligence, skill, experience and network of business contacts of the Investment Committee of the Adviser, in particular Messrs. Mauer and Jansen, the Adviser’s Co-Chief Investment Officers. We can offer no assurance that Messrs. Mauer and Jansen will continue to provide investment advice to us. The loss of Messrs. Mauer or Jansen could limit our ability to achieve our investment objective and operate as we anticipate.

In addition, we are dependent on the other members of the Investment Team. If any of the senior members of the Investment Team were to resign, we may not be able to hire investment professionals with similar expertise and ability to provide the same or equivalent services on acceptable terms. If we are unable to do so quickly, our operations are likely to experience a disruption, and our financial condition, business and results of operations may be adversely affected. Even if we are able to retain comparable professionals the integration of such investment professionals and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Our business model depends to a significant extent upon our Adviser’s network of relationships. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the Adviser to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, including Stifel and Cyrus Capital, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or members of the Investment Team fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our success will depend on the ability of the Adviser to attract and retain qualified personnel in a competitive environment.

Our growth will require that the Adviser retain and attract new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills will depend on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which it will compete for experienced personnel will have greater resources than it will have.

Our relationship with Stifel may create conflicts of interest.

Stifel owns a 20% interest in the Adviser and has the right to appoint a representative to the Adviser’s three-member board of managers and a member of the Adviser’s investment committee. Four members of the Investment Team are dual employees of the Adviser and Stifel Nicolaus & Company, Incorporated or its affiliates pursuant to a personnel sharing arrangement with Stifel Nicolaus & Company, Incorporated. Although the members of the Investment Team that are dual employees dedicate substantially all of their time to the business and activities of the Adviser, they may continue to engage in investment advisory activities for Stifel Nicolaus & Company, Incorporated and its affiliates from time to time. This arrangement could result in a conflict of interest and may distract these investment professionals from their responsibilities to us. In addition, Mr. Nitka, Stifel’s designee to the Adviser’s investment committee, is a managing director and head of the Credit Investments Group at Stifel Nicolaus & Company, Incorporated. Should any conflicts arise as a result of Mr. Nitka’s membership on the Adviser’s investment committee and his role at Stifel Nicolaus & Company, Incorporated, Mr. Nitka will recuse himself from consideration of any potential conflict related to Stifel Nicolaus & Company, Incorporated and its affiliates.

Under the Stifel arrangement and subject to certain restrictions, Stifel will use its commercially reasonable efforts to present to the Adviser to review and bid on, Stifel Nicolaus & Company, Incorporated-originated leveraged finance and high yield corporate debt opportunities consistent with our investment strategy, subject to the approval of our board of directors, as necessary under the 1940 Act, and certain other limitations. Stifel may invest in the same portfolio companies that we invest in (regardless of whether our investment arose from a Stifel-originated opportunity), and Stifel may, through such investments, have interests that conflict with ours, including receiving fees from the portfolio company directly as well as through its interest in the Adviser. We believe that we may co-invest with Stifel and its affiliates upon approval of the “required majority” of our directors as defined in Section 57(o) of the 1940 Act. However, we can provide no assurance that the SEC or its staff will not take a contrary position. If the SEC or its staff takes a contrary position, we would be required to obtain an exemptive order from the SEC in order to co-invest with Stifel and its affiliates. We can offer no assurance that we will successfully obtain such an order. If we cannot co-invest with Stifel and its affiliates, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Our relationship with Cyrus Capital may create conflicts of interest.

The funds managed by Cyrus Capital (the “Cyrus Funds”) have a 38% indirect economic interest in the Adviser. Pursuant to the services arrangement with Cyrus Capital (the “Services Agreement”), employees of Cyrus Capital, including administrative professionals and investment professionals (the “Cyrus Professionals”), will be made available to the Adviser upon request of the Adviser on an as needed basis. These Cyrus Professionals also engage in investment advisory activities for the private investment funds managed by Cyrus Capital, including the Cyrus Funds, which could result in conflicts of interest with respect to, among other things, the allocation of investment opportunities, and may distract them from their responsibilities to us. Upon request of the Adviser, Cyrus Capital also may provide certain financial, accounting and administrative services to the Adviser pursuant to the Services Agreement upon which the Adviser may rely to satisfy its obligations under the Administration Agreement.

As a result of the relationship with Cyrus Capital and the Cyrus Funds, we could be presumed to be an affiliate of the Cyrus Funds under the 1940 Act. We believe we may co-invest with the Cyrus Funds upon approval of the “required majority” of our directors as defined in Section 57(o) of the 1940 Act. However, we can provide no assurance that the SEC or its staff will not take a contrary position. If the SEC or its staff takes a contrary position, we would be required to obtain an exemptive order from the SEC in order to co-invest with affiliates of Cyrus Capital, including the Cyrus Funds. We can offer no assurance that we will successfully obtain such an order. If we cannot co-invest with affiliates of Cyrus Capital, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, the Cyrus Funds may, through such co-investments, have interests that conflict with ours, including receiving fees from the portfolio company directly as well as through its economic interest in the Adviser.

The Advisory Agreement and the Administration Agreement with the Adviser were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to the Adviser, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Adviser and its affiliates. Any such decision, however, would breach our fiduciary obligations to our shareholders.

Potential conflicts in calculation of certain company costs and expenses.

The Company’s expenses may be a higher percentage of net assets than would be found in other investment entities, including other investment entities managed by the Adviser. We will be responsible for all costs and expenses in connection with its operation, other than the costs and expenses that will be the responsibility of the Adviser. A potential conflict of interest exists in the Adviser’s determination whether certain costs or expenses that are incurred in connection with the operation of the Company meet the definition of Company operational expenses for which we are responsible, or whether such expenses should be borne by the Adviser. We will be reliant on the determinations of the Adviser in this regard, subject to review by our Board, and also in regard to the allocation of investment expenses and any common operating expenses as between the Company and the other funds managed by the Adviser and/or affiliates of the Adviser.

There are significant potential conflicts of interest that could negatively affect our investment returns.

There may be times when the Adviser or the members of the Investment Team have interests that differ from those of our shareholders, giving rise to conflicts of interest. The members of the Investment Team serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, such as Stifel, or investment funds, accounts, or investment vehicles managed by the Adviser. Similarly, the Adviser or the members of the Investment Team may have other clients with similar, different or competing investment objectives, such as CM Finance, a publicly-traded BDC. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, including CM Finance, the fulfillment of which may not be in the best interests of us or our shareholders. In addition, the Adviser and some of its affiliates, including our officers and our interested directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target.

The members of the Investment Team also include four (4) investment professionals that also serve as employees of Stifel, Nicolaus & Company, Incorporated. Although these members of the Investment Team spend substantially all of their time in the Adviser’s office providing services to the Adviser, they may also continue to engage in investment advisory activities for Stifel, Nicolaus & Company, Incorporated and its affiliates and Mr. Nitka, Stifel’s designee to the Adviser’s Investment Committee, also serves as a managing director and head of the Credit Investments Group at Stifel, Nicolaus & Company, Incorporated. This could result in a conflict of interest and may distract them from their responsibilities to us. As a result, although the Adviser, the Investment Team and Mr. Nitka are subject to a written conflicts of interest policy, the time and resources the Investment Team and Mr. Nitka could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

The members of the Investment Team may, from time to time, possess material non-public information, limiting our investment discretion.

Members of the Investment Team may serve as directors of, or in a similar capacity with, portfolio companies in which we invest. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

The involvement of our interested directors in the valuation process may create conflicts of interest.

We expect to make most of our portfolio investments in the form of loans and securities that are not publicly traded and for which there are limited or no market based price quotation is available. As a result, our Board will determine the fair value of these loans and securities in good faith as described below in “— Our investment portfolio will be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there will be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from the Adviser may provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment will be reviewed by an independent valuation firm quarterly, the ultimate determination of fair value will be made by our Board and not by such third-party valuation firm. In addition, Mr. Mauer is an interested member of our Board, and both Messrs. Mauer and Jansen have a pecuniary interest in the Adviser. The participation of the Adviser’s investment professionals in our valuation process, and the pecuniary interest in the Adviser by Messrs. Mauer and Jansen, could result in a conflict of interest as the Adviser’s incentive fees will be based, in part, on realized gains and losses.

Our incentive fee may induce the Adviser to pursue speculative investments and to use leverage when it may be unwise to do so.

The incentive fee that will be payable by us to the Adviser may create an incentive for the Adviser to purchase assets with borrowed funds when it is unwise to do so or to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee that will be payable to the Adviser will be calculated based on a percentage of our return on invested capital. The incentive fee arrangement may encourage the Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, the Adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. As a result, in certain situations the Adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

Our Board is charged with protecting our interests by monitoring how the Adviser addresses these and other conflicts of interest associated with its management services and compensation. While our Board is not expected to review or approve each investment decision, borrowing or incurrence of leverage, our Independent Directors will periodically review the Adviser’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our Independent Directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, the Adviser may from time to time have interests that differ from those of our shareholders, giving rise to a conflict.

A general increase in interest rates will likely have the effect of making it easier for the Adviser to receive incentive fees, without necessarily resulting in an increase in our net earnings.

Given the structure of the Advisory Agreement, any general increase in interest rates can be expected to lead to higher interest rates applicable to our debt investments and will likely have the effect of making it easier for the Adviser to meet the hurdle rate for payment of income incentive fees under the Advisory Agreement without any additional increase in relative performance on the part of the Adviser. This may occur without a corresponding increase in distributions to our shareholders. In addition, in view of the catch-up provision applicable to income incentive fees under the Advisory Agreement, the Adviser could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in the Adviser’s income incentive fee resulting from such a general increase in interest rates.

Our incentive fee arrangements with the Adviser may vary from those of other investment funds, accounts or investment vehicles that the Adviser manages, which may create an incentive for the Adviser to devote time and resources to a higher fee-paying fund.

If the Adviser is paid a higher performance-based fee by any other fund that it manages, it may have an incentive to devote more research and development or other activities, and/or recommend the allocation of investment opportunities, to such higher fee-paying fund. For example, to the extent the Adviser’s incentive compensation is not subject to a hurdle or subject to a lower hurdle with respect to another fund, it may have an incentive to devote time and resources to such other fund. As a result, the investment professionals of the Adviser may devote time and resources to a higher fee-paying fund.

There are conflicts related to other arrangements with the Adviser.

We intend to enter into a License Agreement with the Adviser under which the Adviser will grant us a non-exclusive, royalty-free license to use the name “CM Credit Opportunities”. This will create conflicts of interest that our Board will monitor. For example, under the terms of the License Agreement, we will be unable to preclude the Adviser from licensing or transferring the ownership of the “CM Credit Opportunities” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Adviser or others. Furthermore, in the event the License Agreement is terminated, we will be required to change our name and cease using “CM Credit Opportunities” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

There are significant potential conflicts of interest related to the Adviser’s other clients.

The Adviser currently serves as investment adviser to CM Finance (NASDAQ: CMFN), a publicly-traded BDC that invests in substantially the same investments as us, and may, in the future, have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, the Investment Team may have obligations to other clients, including CM Finance, or investors in those entities, the fulfillment of which may not be in the best interests of us or our shareholders.

We intend to co-invest with CM Finance and other investment funds, accounts and investment vehicles managed by the Adviser where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. Without an exemptive order from the SEC (as described below), we generally will only be permitted to co-invest with such investment funds, accounts and investment vehicles when the only term that is negotiated is price. However, we and the Adviser have filed an exemptive application with the SEC to permit greater flexibility to negotiate the terms of co-investments with investment funds, accounts and investment vehicles managed by the Adviser, including CM Finance, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, or that we will receive exemptive relief from the SEC to permit us to co-invest with investment funds, accounts and investment vehicles managed by the Adviser where terms other than price are negotiated. When we invest alongside other investment funds, accounts and investment vehicles managed by the Adviser, prior to receiving exemptive relief, we expect to make such investments consistent with the Adviser’s allocation policy.

In situations where co-investment alongside other investment funds, accounts and investment vehicles managed by the Adviser, prior to receiving exemptive relief, is not permitted or appropriate, the Adviser will need to decide whether we or such other entity or entities will proceed with the investment. The Adviser will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by the Adviser has previously invested.

Although the Adviser will endeavor to handle these investment and other decisions in a fair and equitable manner, we and the holders of the shares of our common stock could be adversely affected by these decisions. Moreover, given the subjective nature of the investment and other decisions made by the Adviser on our behalf, we will be unable to monitor these potential conflicts of interest between us and our investment adviser; however, our Board, including the Independent Directors, will review conflicts of interest in connection with its approval of the Advisory Agreement and review of the performance of the Adviser.

The Adviser’s liability is limited under the Advisory Agreement and we will agree to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Advisory Agreement, the Adviser will not assume any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of our Board in following or declining to follow the Adviser’s advice or recommendations. Under the Advisory Agreement, the Adviser, its officers, members and personnel, and any person controlling or controlled by the Adviser will not be liable to us, any subsidiary of ours, our directors, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the duties that the Adviser owes to us under the Advisory Agreement. In addition, as part of the Advisory Agreement, we will agree to indemnify the Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

The Adviser will have the right to resign on 60 days’ notice, under the terms of both the Advisory Agreement and the Administration Agreement, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Adviser will have the right, under the Advisory Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. Similarly, our Adviser has the right under the Administration Agreement to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If the Adviser were to resign, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be materially and adversely affected. In addition, the coordination of our internal management and investment or administrative activities, as applicable, are likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its respective affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business, results of operations and cash flows.

The Adviser may not be able to achieve the same or similar returns as those achieved by Messrs. Mauer and Jansen and the other members of the Adviser’s Investment Team while they were employed at prior positions or while managing other investment funds.

Although in the past Messrs. Mauer and Jansen and the other members of the Adviser’s Investment Team have held senior positions at a number of investment firms, their achievements are not necessarily indicative of future results that will be achieved by the Adviser. We cannot assure you that we will be able to achieve the results realized by prior vehicles and investment funds managed by Messrs. Mauer and Jansen and the other members of the Adviser’s Investment Team.

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of incentive fees payable by us to the Adviser.

Certain of our debt investments contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, and receipt of PIK interest will have the effect of increasing our assets under management. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that will be payable to the Adviser.

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.

To maintain our qualification as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The source-of-income requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders on an annual basis. Because we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our qualification as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification as a RIC and, thus, may be subject to corporate-level U.S. federal income tax. To obtain and maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. In addition, we anticipate that we may have difficulty satisfying the asset diversification requirements as we deploy our initial capital and build our portfolio. No certainty can be provided that we will satisfy the asset diversification requirements of the other requirements necessary to obtain and maintain our qualification as a RIC. If we fail to obtain and maintain our qualification as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our shareholders and the amount of funds available for new investments. Such a failure may have a material adverse effect on us and our shareholders. See “Item 1. Business — Regulation as a Business Development Company” and “Item 1. Business — Material U.S. Federal Income Tax Considerations.”

You may not receive distributions, or our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K.

Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC and such other factors as our Board may deem relative from time to time. We cannot assure you that we will make distributions to our shareholders in the future.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accrual of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, and increases in loan balances as a result of contracted PIK arrangements will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to obtain or maintain, as applicable, our qualification as a RIC and thus be subject to corporate-level U.S. federal income tax.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we use leverage to partially finance our investments through banks, insurance companies and other lenders, you will experience increased risks of investment in our common stock. Lenders of these funds will have fixed dollar claims on our assets that are superior to the claims of our common shareholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

As a BDC, generally, we will be required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%; however, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. For additional information about the asset coverage requirements, see “Regulation —Senior Securities”. If this ratio declines below 200% (or 150% if certain requirements are met), we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, our debt facilities may impose financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC under the Code.

Recent legislation may allow us to incur additional leverage.

As a BDC, the 1940 Act will generally prohibit us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets) or 150%, if certain requirements are met, which would permit a BDC to double the amount of leverage it could incur. We would be permitted to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board of Directors approve such increase with such approval becoming effective after one year. In either case, we would be required to extend to our shareholders, as of the date of such approval, the opportunity to sell the shares of common stock that they hold and make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

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

We may default under any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the event we default under any future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at prices that may be disadvantageous to us in order to meet our outstanding payment obligations and/or support working capital requirements under such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in any future borrowing facility may limit our discretion in operating our business.

Any future borrowing facility may be, backed by all or a portion of our loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any future debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests as well as negative covenants under any future borrowing facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under any future borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under such future borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make shareholder distributions.

In addition, under any future borrowing facility, we will be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage, which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under any future borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under any future borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.

Because we intend to borrow money to make our investments, if market interest rates were to increase, our cost of capital could increase, which could reduce our net investment income.

Because we intend to borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. There is no limit on our ability to enter derivative transactions.

In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to the Adviser.

We are exposed to risks associated with changes in interest rates including potential effects on our cost of capital and net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to six (6) years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.

Adverse developments in the credit markets may impair our ability to secure debt financing.

During the economic downturn in the U.S. that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. As a result, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

The SEC has proposed a new rule under the 1940 Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.

Investors may default on capital drawdowns.

After the Initial Closing Date, drawdown notices will be issued by the Company from time to time at the discretion of the Adviser based upon the Adviser’s assessment of the needs and opportunities of the Company. To satisfy such drawdown notices, investors may need to maintain a substantial portion of their capital commitment in assets that can be readily converted to cash. If an investor fails to pay when due installments of its capital commitment to the Company, and the capital commitments made by non-defaulting investors and borrowings by us are inadequate to cover the defaulted capital commitment, we may be unable to pay its obligations when due. As a result, we may be subjected to significant penalties that could materially adversely affect the returns of the investor (including non-defaulting investors). Moreover, our subscription agreement provides for significant adverse consequences in the event an investor defaults on its capital commitment or other payment obligations.

Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we would not be able to borrow additional funds until we were able to comply with the asset coverage ratio applicable to us under the 1940 Act. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common shareholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our Board determines that such sale is in our best interest.

If we do not invest a sufficient portion of our assets in Qualifying Assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

Upon election to be regulated as a BDC, we may not acquire any assets other than Qualifying Assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities, and other high quality debt investments that mature in one year or less.

We believe that most of the investments that we may acquire in the future will constitute Qualifying Assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not Qualifying Assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in Qualifying Assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.

Most of our portfolio investments are recorded at fair value as determined in good faith by our Board, and, as a result, there may be uncertainty as to the value of our portfolio investments.

Most of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our Board, including reflecting significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820: Fair Value Measurements and Disclosures (“ASC 820”). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of independent service providers to review the valuation of these loans and securities. The types of factors that our Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

We adjust quarterly the valuation of our portfolio to reflect our Board’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

We may experience fluctuations in our quarterly and annual results.

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of portfolio dividend and fee income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise capital. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise capital, our financial condition and results of operations may be materially and adversely affected.

Our Board is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under Maryland General Corporation Law (“MGCL”), our Board is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, our Board will be required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to shareholder distributions, qualifications and terms or conditions of redemption for each class or series. Thus, our Board could authorize the issuance of shares of preferred stock with terms and conditions that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or that otherwise might be in their best interest. The cost of any such reclassification would be borne by our common shareholders. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common shareholder approval. These effects, among others, could have an adverse effect on your investment in our common stock. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock.

Where permitted by the 1940 Act, our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval, and the effects of such changes may be adverse.

Our Board will have the authority to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice without shareholder approval, except where shareholder approval is required by the 1940 Act. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

Provisions of the MGCL and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

Our Board will be divided into three classes of directors serving staggered terms. A classified Board may render a change in control of us or removal of our incumbent management more difficult. The MGCL and our charter and bylaws contain additional provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act (“Business Combination Act”), subject to any applicable requirements of the 1940 Act. Our Board intends to adopt a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our Independent Directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (“Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. We also intend to adopt measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board in three classes serving staggered three-year terms, and authorizing our Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without shareholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interest of our shareholders.

We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and our common stock.

We have not previously been required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and we will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

Additionally, we have not begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the value of our common stock.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted above), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement.

We are required to disclose changes made in our internal control and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

There are risks related to investment by ERISA Plans.

We intend to operate so that we will be an appropriate investment for employee benefit plans subject to ERISA. We will use reasonable efforts to conduct our affairs so that the assets of the Company will not be deemed to be “plan assets” under the plan asset regulations promulgated by the Department of Labor (the “DOL”), as amended by ERISA. The fiduciary of each prospective plan investor must independently determine that the Company is an appropriate investment for such plan, taking into account the fiduciary’s obligations under ERISA and the facts and circumstances of each investing plan.

For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, shareholders will be taxed as though they received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC immediately after the Private Offering; we may qualify as a publicly offered RIC for future taxable years. We anticipate that we will not qualify as a publicly offered RIC immediately after this offering; we may qualify as a publicly offered RIC for future taxable years, but no certainty can be provided. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate shareholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for AMT purposes. We are subject to risks in using custodians, administrators and other agents.

We will depend on the services of custodians, administrators and other agents to carry out certain securities transactions and administrative services for us. In the event of the insolvency of a custodian, we may not be able to recover equivalent assets in full as we will rank among the custodian’s unsecured creditors in relation to assets which the custodian borrows, lends or otherwise uses. In addition, our cash held with a custodian may not be segregated from the custodian’s own cash, and we therefore may rank as unsecured creditors in relation thereto. The inability to recover assets from the custodian could have a material impact on our performance.

We will expend significant financial and other resources to comply with the requirements of being a public entity.

As a public entity, we will be subject to the reporting requirements under the Exchange Act and the requirements under the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed above. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We will be implementing additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Adviser to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and exemptions from the requirement to hold advisory votes on executive compensation. We will remain an emerging growth company for up to five years following an IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any December 31 before that time, we would cease to be an emerging growth company as of the following December 31.

Shareholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.

Because our common stock will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our common stock will have to be disclosed in a Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, shareholders who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Although we will provide in our quarterly statements the amount of outstanding stock and the amount of the investor’s stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our common stock are subject to reporting obligations under Section 16(a) of the Exchange Act.

Shareholders may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.

Persons with the right to appoint a director or who hold more than 10% of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered stock within a six-month period.

Failing to register for an exemption under federal and state securities laws.

We intend to engage in an offering without registration under any U.S. federal or state securities laws in reliance on an exemption for “transactions by an issuer not involving any public offering.” While we believe reliance on such exemption is justified, there can be no assurance that factors such as the manner in which offers and sales are made, concurrent offerings by other companies, the scope of disclosure provided, failures to make notices, filings or changes in applicable laws, regulations or interpretations will not cause us to fail to qualify for such exemptions under U.S. federal or one or more states’ securities laws. Failure to so qualify could result in the rescission of sales of common stock at prices higher than the current value of our common stock, thus resulting in a potentially material and adverse effect on our performance and business. Further, even non-meritorious claims that offers and sales of common stock were not made in compliance with applicable securities laws could materially and adversely affect our ability to conduct our business.

There may be state licensing requirements.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

The current state of the economy and financial markets of the U.S., China and other several countries in the European Union increases the likelihood of adverse effects on our financial position and results of operations.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch had warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. In July and August 2015, Greece reached agreements with its international creditors for bailouts that provide aid in exchange for austerity terms that had previously been rejected by Greek voters. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued selloff of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. In June 2016, British voters passed a referendum to exit the European Union leading to heightened volatility in global markets and foreign currencies. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. Additionally, the Federal Reserve has gradually raised the federal funds rate since December 2015, and has announced its intention to continue to raise the federal funds rate over time. These developments, along with the U.S. government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

Legislative or other actions relating to taxes could have a negative effect on us.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate passed tax reform legislation, which was signed by the President in December 2017. Such legislation makes many changes to the Code, including, among other things, significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, investors, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The 2016 decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability of and the ability of our portfolio companies to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that our returns and the returns of our portfolio companies are adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Potential decline in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of any of our portfolio companies located in the United Kingdom or Europe.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies will be subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business.

Legal, tax and regulatory changes could occur that may adversely affect us. For example, from time to time the market for private equity transactions has been (and is currently being) adversely affected by a decrease in the availability of senior and subordinated financings for transactions, in part in response to credit market disruptions and/or regulatory pressures on providers of financing to reduce or eliminate their exposure to the risks involved in such transactions.

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report on Form 10-K and our filings with the SEC, and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Further, as private equity firms become more influential participants in the U.S. and global financial markets and economy generally, there recently has been pressure for greater governmental scrutiny and/or regulation of the private equity industry, in part. It is uncertain as to what form and in what jurisdictions such enhanced scrutiny and/or regulation, if any, on the private equity industry may ultimately take. Therefore, there can be no assurance as to whether any such scrutiny or initiatives will have an adverse impact on the private equity industry, including our ability to effect operating improvements or restructurings of its portfolio companies or otherwise achieve its objectives.

Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry and the financial markets (including derivative markets) or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, restrict or further regulate certain of our activities, including derivative trading and hedging activities, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

On June 8, 2017, the U.S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd-Frank Act. Among other things, the proposed law would repeal the Volcker Rule limiting certain proprietary investment and trading activities by banks, eliminate the authority of regulators to designate asset managers and other large non-bank institutions as “systemically important financial institutions,” and repeal the DOL “fiduciary rule” governing standards for dealing with retirement plans until the SEC issues standards for similar dealings by broker-dealers and limiting the substance of any subsequent DOL rule to the SEC standards. The bill must be approved by the Senate, where it is unlikely to pass in its current form. At this time it is unclear what impact the Administration’s policies, the Financial Choice Act or other pending legislation and developments will have on regulations that affect our and our competitors’ and our portfolio companies’ businesses.

In addition, we and our portfolio companies will be subject to applicable local, state and U.S. federal laws and regulations, including, without limitation, U.S. federal immigration laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of the Investment Team to other types of investments in which the Investment Team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Pay-to-Play laws, regulations and policies.

In light of recent scandals involving money managers, a number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including investments by public retirement funds. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives or employees make a contribution to certain elected officials or candidates. If the Company, the Adviser, their employees or affiliates or any service providers acting on their behalf, including, without limitation, a placement agent, fails to comply with such pay-to-play laws, regulations or policies such non-compliance could have an adverse effect on the Company by, for example, providing the basis for the withdrawal of the affected public pension fund investor.

New or amended laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies will be subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business.

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report on Form 10-K and our filings with the SEC, and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above.

Risks Related to Our Investments

Economic recessions or downturns could adversely affect our portfolio companies, leading to defaults on our investments, which would harm our operating results.

Many of the portfolio companies in which we expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. In such event, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Our investments in private and middle-market portfolio companies are risky, and we could lose all or part of our investment.

Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we will rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns and risks from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

To the extent OID and PIK-interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and contractual PIK-interest arrangements. To the extent OID or PIK-interest constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•

The higher interest rates of OID and PIK instruments reflect the payment deferral, which results in a higher principal amount at the maturity of the instrument as compared to the original principal amount of the instrument, and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.

•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•

OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK-income may also create uncertainty about the source of our cash distributions.

•

To the extent we provide loans with interest-only payments or moderate loan amortization, the majority of the principal payment or amortization of principal may be deferred until loan maturity. Because this debt generally allows the borrower to make a large lump-sum payment of principal at the end of the loan term, there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

•

For accounting purposes, any cash distributions to stockholders representing OID and PIK-income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing OID and PIK-income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

•

In certain cases, we may recognize taxable income before or without receiving corresponding cash payments and, as a result, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification as a RIC.

In certain cases, we may recognize taxable income before or without receiving corresponding cash payments and, as a result, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification as a RIC.

Terrorist attacks, acts of war, or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Portfolio investments may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party (including a portfolio company or a counterparty to the Company or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss to us, including if its investment in such issuer is cancelled, unwound or acquired (which could be without what we consider to be adequate compensation). To the extent we are exposed to investments in portfolio companies that as a group are exposed to such force majeure events, the risks and potential losses to the Company are enhanced.

Risks associated with bankruptcy cases.

As part of our lending activities, we may originate loans to portfolio companies that are experiencing significant financial or business difficulties, including portfolio companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we invests, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions that may be contrary to the interests of the Company. Furthermore, there are instances where creditors and equity holders lose their ranking and priority as such if they are considered to have taken over management and functional operation of a debtor. In those cases where we, by virtue of such action, are found to exercise “domination and control” of a debtor, we may lose its priority if the debtor can demonstrate that its business was adversely impacted or other creditors and equity holders were harmed by the Company.

Generally, the duration of a bankruptcy case can only be roughly estimated. The reorganization of a company usually involves the development and negotiation of a plan of reorganization, plan approval by the creditors and confirmation by a bankruptcy court. This process can involve substantial legal, professional and administrative costs to the debtor company and the Company; it is subject to unpredictable and lengthy delays; and during the process our competitive position may erode, key management may depart and the debtor company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value. Such investments can result in a total loss of principal. U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in reorganization for purposes of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that our influence with respect to a class of securities can be lost by the inflation of the number and amount of claims in, or other gerrymandering of, the class. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be quite high.

We may serve on creditors’ committees or other groups to ensure preservation or enhancement of the Company position as a creditor or equity holder. A member of any such committee or group may owe certain obligations generally to all parties similarly situated that the committee represents. If we conclude that the obligations it owes to other parties as a committee or group member conflict with the duties it owes to us, it will resign from that committee or group, and we will not realize the benefits, if any, of participating on the committee or group. In addition, if we are represented on a committee or group, it may be restricted or prohibited under applicable law from, disposing of or increasing its investments in such debtor company while it continues to be represented on such committee or group. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, we actually render significant managerial assistance.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies and a greater vulnerability to economic downturns.

We will invest primarily in privately held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of the Adviser’s investment team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we may have actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we actually render significant managerial assistance.

We may hold the loans and debt securities of leveraged companies that may, due to the significant operating volatility typical of such companies, enter into bankruptcy proceedings, and we could lose all or part of our investment, which would harm our operating results.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Leveraged companies may also experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect that company. If the proceeding is converted to liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Credit risk is the potential loss we may incur from a failure of a company to make payments according to the terms of a contract. We are subject to credit risk because of our strategy of investing in the debt of leveraged companies. Our exposure to credit risk on our investments is limited to the fair value of the investments.

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we expect to structure most of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we intend to make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an intercreditor agreement prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we will be requested to execute will expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing, and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

The lack of liquidity in our investments may adversely affect our business.

We typically will invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. There is no established trading market for the securities in which we invest. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments will usually be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is no established trading market for such investments. The illiquidity of our investments may make it difficult for us to dispose of them at a favorable price, and we may suffer losses as a result.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	available current market data, including relevant and applicable market trading and transaction comparables;

•	applicable market yields and multiples;

•	security covenants;

•	call protection provisions;

•	information rights;

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;

•	comparisons of financial ratios of peer companies that are public;

•	comparable merger and acquisition transactions; and

•	principal market and enterprise values.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have not yet identified any of the portfolio companies we will invest in using the proceeds of the Private Offering.

We have not yet identified any of the potential investments for our portfolio that we will acquire with the proceeds of the Private Offering. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our stock. Additionally, the Adviser will select our investments subsequent to the Initial Closing Date, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers or our investments are concentrated in relatively few industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

Our portfolio will lack diversification among portfolio companies, which will subject us to a risk of significant loss if one or more of these companies default on their obligations under any of their debt instruments.

Our portfolio may hold a limited number of portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC, we will not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

Our portfolio may be concentrated in a limited number of industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options, or convertible securities that were acquired in the original or a subsequent financing; or (3) attempt to preserve or enhance the value of our investment. However, we may elect not to make follow-on investments or lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments, or the follow-on investment would affect our qualification as a RIC.

Because we generally will not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We will not hold controlling equity positions in any of the portfolio companies included in our portfolio and, although we may do so in the future, we do not currently intend to hold controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we expect to hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and ability to make shareholder distributions.

We are subject to the risk that the debt investments we make in portfolio companies may be repaid prior to maturity. We expect that our investments will generally allow for repayment at any time subject to certain penalties. When this occurs, we intend to generally reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our ability to make, or the amount of, shareholder distributions with respect to our common stock.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms—which may include the waiver of certain financial covenants—with a defaulting portfolio company. These expenses could materially and adversely affect our operating results and cash flow.

If our portfolio companies are unable to protect their intellectual property rights, our business and prospects could be harmed, and if portfolio companies are required to devote significant resources to protecting their intellectual property rights, the value of our investment could be reduced.

Our future success and competitive position will depend in part upon the ability of our portfolio companies to obtain, maintain and protect proprietary technology used in their products and services. The intellectual property held by our portfolio companies often represents a substantial portion of the collateral securing our investments and/or constitutes a significant portion of the portfolio companies’ value and may be available in a downside scenario to repay our loans. Our portfolio companies will rely, in part, on patent, trade secret, and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation to enforce their patents, copyrights, or other intellectual property rights; protect their trade secrets; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a portfolio company is found to infringe or misappropriate a third-party’s patent or other proprietary rights, it could be required to pay damages to the third party, alter its products or processes, obtain a license from the third-party, and/or cease activities utilizing the proprietary rights, including making or selling products utilizing the proprietary rights. Any of the foregoing events could negatively affect both the portfolio company’s ability to service our debt investment and the value of any related debt and equity securities that we own, as well as any collateral securing our investment.

Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we will be required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

To the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we use debt to finance our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Adviser does not have significant experience with utilizing these techniques. If we do not implement these techniques properly, we could experience losses on our hedging positions, which could be material.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to our pre-incentive fee net investment income.

Our investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

We may not realize gains from our equity investments.

Certain investments that we may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We will sometimes seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

We may enter into collateralized loan obligations, which may subject us to certain structured financing risks.

To finance investments, we may securitize certain of its investments, including through the formation of one or more collateralized loan obligations (“CLOs”), while retaining all or most of the exposure to and risks of the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We would likely retain only the equity or residual interest of any CLO or other securitization vehicle we make. Any interest in any such CLO, would be considered a “non-qualifying asset” for purposes of Section 55 of the 1940 Act.

If we create a CLO, we would depend on distributions from the CLO’s assets out of its earnings and cash flows to enable it to make distributions to its shareholders. The ability of a CLO to make distributions or pay dividends will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO’s equity interests, to receive cash flow from these investments. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to its shareholders.

To the extent that any losses are incurred by the CLO in respect of any collateral, such losses, as well as all fees and expenses, will be borne first by us as owner of equity interests. Finally, any equity interests that we retain in a CLO will not be secured by the assets of the CLO, and we will rank behind all creditors of the CLO.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We intend to invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the loans in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the loans in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with loans in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we may make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;

•	the ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;

•	releases of liens on the collateral; and

•	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.

The disposition of our investments may result in contingent liabilities.

We currently expect that substantially all of our investments will involve loans and private securities. In connection with the disposition of such an investment, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of The London Interbank Offered Rate (the “LIBOR”) across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing. In this regard, the administration of LIBOR is now the responsibility of NYSE Euronext Rates Administration Limited.

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

We may not realize gains from our equity investments.

When we invest in loans and debt securities, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Item 1.B	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located at 601 Lexington Avenue, 26th Floor, New York, New York 10022 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities Price Range of Common Stock

Market Information

There is no public market for our common stock currently, nor can we give any assurance that one will develop. Because shares of our common stock are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held until the expiration of the term of the Company. Our common stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the common stock are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the common stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the common stock may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the common stock and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of August 31, 2018, there was one holder of record of our common stock. In conjunction with our formation, we issued and sold fifteen (15) shares of our common stock to Michael Mauer, our Chief Executive Officer, for $150.00

Dividends

To the extent that we have funds available, we intend to make quarterly distributions to our shareholders. Our shareholder distributions, if any, will be determined by our Board. Any distribution to our shareholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments we make subsequent to the Initial Closing Date. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. The amount treated as a tax-free return of capital will reduce a stockholder’s adjusted basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. While we intend to elect to be treated as a RIC as soon as practicable, we anticipate that we may have difficulty satisfying the asset diversification requirements as we deploy initial capital and build our portfolio. To the extent that we have net taxable income prior to our qualification as RIC, we will be subject to U.S. federal income tax on such income. See “Item 1. Business — Material U.S. Federal Income Tax Considerations” for more information. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (ii) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year; and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

We currently intend to distribute net long-term capital gains, if any, at least annually out of the assets legally available for such distributions. However, we may, in the future, decide to retain some or all of our long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to such stockholder’s tax basis in such stockholder’s common stock. Since we expect to pay tax on any retained capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against such individual stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds such individual stockholder’s liability for U.S. federal income tax. We cannot assure any stockholder that we will achieve results that will permit us to pay any cash distributions, and if we issue senior securities, we may be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Recent Sales of Registered Securities

None.

Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following table below sets forth our selected consolidated historical financial data for the year ended June 30, 2018. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report.

For the year ended June 30, 2018
Statement of Operations Data:
Total investment income		$—
Total expenses, net of fee waiver		$—
Net investment income		$—
Net increase (decrease) in net assets resulting from operations		$—

Per Share Data(1):
Net asset value		$15.00
Net investment income Net increase (decrease) in net assets resulting from operations		$—
Distributions declared		$—

Balance Sheet Data:
Investments at fair value		$—
Cash and cash equivalents		$150.00
Total assets		$150.00
Total liabilities		$—
Total net assets		$150.00

Other Data:
Number of portfolio companies at period end	$	N/A
Weighted average yield on debt investments (at cost) at period end	$	N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with Stifel and the Cyrus Funds;

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with the Adviser;

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC;

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes.

•	the other risks, uncertainties and other factors.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Registration Statement should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Form 10-K. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this Form 10-K are excluded from the safe harbor protection provided by Section 21E of the Exchange Act.

Overview

We are an externally managed, closed-end, non-diversified management investment company that intends to elect to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. While we intend to elect to be treated as a RIC as soon as practicable, we anticipate that we may have difficulty satisfying the asset diversification requirements as we deploy initial capital and build our portfolio. To the extent that we have net taxable income prior to our qualification as RIC, we will be subject to U.S. federal income tax on such income.

Upon our election to be regulated as a BDC, we will be required to comply with certain regulatory requirements. For instance, we will generally have to invest at least 70% of our total assets in Qualifying Assets, including “eligible portfolio companies,” cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. In addition, we will be subject to borrowing restrictions such that, with certain limited exceptions, including approval by our board of directors and/or shareholders to incur addition leverage, our asset coverage, as defined in the 1940 Act, will be required to equal at least 200% (or 150% if certain requirements are met) after each borrowing. The amount of leverage that we will employ will depend on the Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing.

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

Expenses

Our primary operating expenses will include the payment of fees to the Adviser pursuant to the Advisory Agreement that we intend to enter into with the Adviser. All professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services and administrative services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, including allocable expenses such as rent and office equipment, will be provided and paid for by the Adviser and not by us. Other than as set forth above, we will bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

Our investments are categorized based on the types of inputs used in their valuation. The level in the U.S. GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Investments are classified by U.S. GAAP into the three broad levels as follows:

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

Organization and Offering Costs and Expenses

We will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by us. In the event we do not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of June 30, 2018, no such costs have been recorded by the Company.

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our private placement memorandum and other offering documents. As of June 30, 2018, the estimated amount of organization and offering costs was approximately $480,100.

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

We also intend to enter into the Administration Agreement with the Adviser. Under the Administration Agreement, our Adviser will be responsible for furnishing us with office facilities and equipment and will provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities.

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

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

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

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

CM Credit Opportunities BDC I Inc.

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of CM Credit Opportunities BDC I Inc. (the Company) as of June 30, 2018, and the related notes to the statement of assets and liabilities (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

New York, New York

September 4, 2018

CM Credit Opportunities BDC I Inc.

Statement of Assets and Liabilities

June 30, 2018

Assets:
Cash and cash equivalents	$150

Total Assets	$150

Commitments and Contingencies:
Organization Costs and Offering Costs (note 3)	—
Net Assets Consist of:
Capital Stock, $0.001 par value, 1,000 shares authorized, 15 shares issued and outstanding	$2
Paid-in-capital	148

Net Assets applicable to shares outstanding	$150

Net Asset Value, per Common Class Shares	$10

See notes to financial statement.

CM Credit Opportunities BDC I Inc.

Notes to Financial Statement as of June 30, 2018

Note 1. Organization and Basis of Presentation

CM Credit Opportunities BDC I Inc. (the “Company”) is a Maryland corporation formed on August 14, 2017. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States.

As of June 30, 2018, the Company had no operations other than fifteen (15) shares of common stock sold to Michael Mauer, Chief Executive Officer and Chairman of the Company, for a total of $150.00. The sale of common shares was approved by the unanimous consent of the Company’s sole director at the time.

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

The Company also intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the taxable year ending June 30, 2018. So long as the Company qualifies as, and continues to maintain its status as a RIC, it generally will not pay corporate level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statement.

Note 3. Organization Costs and Offering Costs

We will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by us. In the event we do not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of June 30, 2018, no such costs have been recorded by the Company. As of June 30, 2018, the estimated amount of organization and offering costs was approximately $480,100.

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

Note 4. Net Assets

In connection with its formation, the Company has the authority to issue 1,000 common shares at $0.001 per share par value.

Note 5. Subsequent Events

There have been no subsequent events that require recognition or disclosure through August 31, 2018, the date that the financial statement was issued.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with RSM US LLP, the Company’s independent registered public accounting firm, during the fiscal year ended June 30, 2018.

Item 9.A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly reporting companies and provisions in the JOBS Act applicable to emerging growth companies.

Item 9.B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our business and affairs are managed under the direction of our Board. We currently have one director. Upon our election to be regulated as a BDC, our Board will be divided into three classes of directors serving staggered three-year terms and will consist of at least three members, a majority of whom will not be “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us, the Adviser or our respective affiliates. We refer to these individuals, each of whom will also qualify as an “independent director” within the definition set forth in Rule 5605(a)(2) of the NASDAQ Stock Market Rules, as our “Independent Directors.” Our Board elects our officers, who serve at the discretion of our Board. The responsibilities of our Board include quarterly valuation of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

Board of Directors and Executive Officers

Director

Under our charter and bylaws, our directors will be divided into three classes. At each annual meeting, directors will be elected for staggered terms of three years (other than the initial terms, which extend for up to three years), with the term of office of only one of these three classes of directors expiring each year. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. Information regarding our current director is as follows:

Name	Year of Birth	Position	Director Since	Expiration of Term
Michael Mauer	1961	Chief Executive Officer and Chairman	2017	2020

The address for each of our directors is c/o CM Credit Opportunities BDC I Inc., 601 Lexington Avenue, 26th Floor, New York, New York 10022.

Executive Officers Who Are Not Directors

Name	Year of Birth	Position
Christopher Jansen	1959	President and Secretary
Rocco DelGuercio	1963	Chief Financial Officer, Chief Compliance Officer and Treasurer

Biographical Information

Director

We currently have one director.

Michael Mauer – Chairman and Chief Executive Officer, CM Credit Opportunities BDC I Inc. Mr. Mauer is the Managing Partner, Co-Chief Investment Officer of the Adviser, which he co-founded with Mr. Jansen in 2012. Mr. Mauer has also served as Chairman and Chief Executive Officer of CM Finance (NASDAQ: CMFN), a publicly traded BDC, since 2013. Mr. Mauer served as Senior Managing Director and head of leveraged loans at Cyrus Capital from September 2011 to February 2014 and thereafter with the Adviser. Mr. Mauer formerly worked for Icahn Capital from 2009 to 2010 where he was a Senior Managing Director and a member of the investment team. In addition, he was in charge of the firm’s Marketing and Investor Relations. Prior to that, Mr. Mauer spent over eight years at Citicorp from 2001 to 2009, where he was a Managing Director. During that time he led several businesses including roles as the Global Co-Head of Leverage Finance and Global Co-Head of Fixed Income Currency and Commodity Distribution. In addition, during this period he was a senior member of Citigroup’s credit committee responsible for all underwriting and principal commitments of leverage finance capital worldwide. From 1988 to 2001, Mr. Mauer held several positions at JPMorgan, including Head of North

America Investment Grade and Leverage Loan Syndicate, Sales and Trading businesses. Mr. Mauer began his career in 1982 at Price Waterhouse & Co. where he was a Senior Accountant and a CPA. Mr. Mauer received a B.S. from the University of Scranton and an M.B.A. from Columbia University.

Executive Officers Who Are Not Directors

Christopher Jansen – President and Secretary, CM Credit Opportunities BDC I Inc. Mr. Jansen is the Co-Chief Investment Officer of the Adviser, which he co-founded with Mr. Mauer in 2012. Mr. Jansen has also served as President, Secretary and as a member of the board of directors of CM Finance Inc (NASDAQ: CMFN), a publicly traded BDC, since 2013. Mr. Jansen served as Senior Managing Director at Cyrus Capital from 2012 to February 2014. In 2011 and 2012, Mr. Jansen served as a Senior Advisor at Sound Harbor Partners, a private credit investment firm. Mr. Jansen was formerly a founding Managing Partner and Senior Portfolio Manager for Stanfield Capital Partners (“SCP”) from its formation in 1998 through the sale of SCP in 2010. His responsibilities included investment oversight and administration of portfolio management procedures of the SCP’s sub-investment grade leveraged loan businesses. In addition, as a member of SCP’s Management Committee, Mr. Jansen was involved in the strategic planning of SCP. Prior to founding Stanfield, Mr. Jansen was Managing Director and Portfolio Manager at Chancellor Senior Secured Management from 1990 to 1998. From 1983 to 1990, Mr. Jansen held various positions at Manufacturers Hanover Trust Company, serving as Vice President in the Bank’s Acquisition Finance Group and LBO Management Group. Mr. Jansen received a B.A. from Rutgers College and an M.M. from the Kellogg School of Management at Northwestern University.

Rocco DelGuercio – Chief Financial Officer, Chief Compliance Officer and Treasurer, CM Credit Opportunities BDC I Inc. Mr. DelGuercio is the Chief Financial Officer and Chief Compliance Officer of the Adviser. Mr. DelGuercio has also served as Chief Financial Officer, Chief Compliance Officer and Treasurer of CM Finance Inc (NASDAQ: CMFN), a publicly traded BDC since June 2016. Mr. DelGuercio brings over 29 years of experience in finance, accounting and asset management to the Company and the Adviser. Mr. DelGuercio spent over 10 years at Credit Suisse Asset Management and served in various capacities, including as Chief Financial Officer and Treasurer of their 1940 Act mutual fund business and as Chief Financial Officer of Credit Suisse Park View BDC, Inc., a non-traded BDC. From February 2012 to April 2013, Mr. DelGuercio was an independent consultant for several mid to large money managers. From March 2004 to January 2012, Mr. DelGuercio served as Director of Legg Mason & Co., LLC where he oversaw their financial reporting and performance departments. Mr. DelGuercio earned a B.A. in Liberal Arts from The College of Staten Island, a B.A. in Business from Chadwick University and an M.B.A. in Finance from New York Institute of Technology.

Board Leadership Structure

Our Board monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of service providers to us. Among other things, our Board approves the appointment of our investment adviser and officers, reviews and monitors the services and activities performed by our investment adviser and executive officers, and approves the engagement, and reviews the performance of, our independent public accounting firm.

Under our bylaws, our Board may designate a Chairman to preside over the meetings of our Board and meetings of the stockholders and to perform such other duties as may be assigned to him by our Board. We do not have a fixed policy as to whether the Chairman of our Board should be an Independent Director and believe that we should maintain the flexibility to select the Chairman and reorganize the leadership structure, from time to time, based on the criteria that is in the Company’s and our stockholders’ best interests at such times.

Presently, Mr. Mauer expects to serve as the Chairman of our Board. Mr. Mauer is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act because he is the Managing Partner, Co- Chief Investment Officer of the Adviser. Mr. Mauer’s familiarity with the Adviser’s investment platform and extensive knowledge of the financial services industry and the investment valuation process in particular qualify him to serve as the Chairman of our Board. Our view is that we are best served through this existing leadership structure, as Mr. Mauer’s relationship with the Adviser provides an effective bridge and encourages an open dialogue between management and our Board, ensuring that both groups act with a common purpose.

We do not expect our Board to have a designated lead Independent Director. We are aware of the potential conflicts that may arise when a non-Independent Director is Chairman of our Board, but believe these potential conflicts are offset by our strong corporate governance policies. Our corporate governance policies include regular meetings of the Independent Directors in executive session without the presence of interested directors and management, the establishment of an audit committee and a nominating and corporate governance committee, each of which is comprised solely of Independent Directors, and the appointment of a Chief Compliance Officer, with whom the Independent Directors meet regularly without the presence of interested directors and other members of management, for administering our compliance policies and procedures.

We recognize that different Board leadership structures are appropriate for companies in different situations. We intend to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.

Board of Directors’ Role in Risk Oversight

Our Board will perform its risk oversight function primarily through (a) two committees, which will report to the entire Board and will be comprised solely of Independent Directors, and (b) active monitoring of our Chief Compliance Officer and our compliance policies and procedures.

As described below in more detail under ‘‘Committees of the Board of Directors,’’ the audit committee and nominating and corporate governance committee will assist our Board in fulfilling its risk oversight responsibilities. The audit committee’s risk oversight responsibilities will include overseeing our accounting and financial reporting processes, systems of internal controls regarding finance and accounting, audits of our financial statements and establishing guidelines and making recommendations to our Board regarding the valuation of our investments. The nominating and corporate governance committee’s risk oversight responsibilities will include selecting, researching and nominating directors for election by our stockholders, developing and recommending to our Board a set of corporate governance principles and overseeing the evaluation of our Board and our management.

Our Board will also perform its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Board will annually review a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of the compliance policies and procedures of the Company and its service providers. The Chief Compliance Officer’s annual report will address, at a minimum, (a) the operation of the compliance policies and procedures of the Company and its service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which our Board would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the Independent Directors at least once each year.

Our Board’s role in risk oversight will be effective and appropriate, given the extensive regulation to which we will become subject as a BDC. As a BDC, we will be required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness will be limited such that our asset coverage must equal at least 200% (or 150% if certain requirements are met) immediately after each time we incur indebtedness, we generally have to invest at least 70% of our gross assets in Qualifying Assets and we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.

We recognize that different Board roles in risk oversight are appropriate for companies in different situations. We intend to re-examine the manners in which our Board administers its oversight function on an ongoing basis to ensure that they continue to meet our needs.

Committees of the Board of Directors

Our Board will establish an audit committee and a nominating and corporate governance committee and may establish additional committees in the future. All directors are expected to attend least 75% of the aggregate number of meetings of our Board and of the respective committees on which they serve. We require each director to make a diligent effort to attend all Board and committee meetings, as well as each annual meeting of shareholders. No Board or committee meetings were held during the fiscal year ended June 30, 2018.

Audit Committee

Each of the members of our audit committee will not be considered “interested persons” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act. Upon establishing the audit committee, our Board expects to determine that at least one of the members of the audit committee is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act, and that each member of the audit committee will meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act. The audit committee will operate pursuant to a charter approved by our Board, which will set forth the responsibilities of the audit committee. The audit committee’s responsibilities will include establishing guidelines and making recommendations to our Board regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements, overseeing internal audit staff and periodic filings and receiving our audit reports and financial statements.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee will operate pursuant to a charter approved by our Board. The members of the nominating and corporate governance committee will each be considered independent under the rules of the NASDAQ Global Select Market and will not be considered an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. The nominating and corporate governance committee will be responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on our Board or a committee thereof, developing and recommending to our Board a set of corporate governance principles and overseeing the evaluation of our Board and our management. Our nominating and corporate governance committee may consider nominating an individual recommended by a stockholder for election as a director if such stockholder complies with the advance notice provisions of our bylaws.

The nominating and corporate governance committee will seek candidates who possess the background, skills and expertise to make a significant contribution to our Board, the Company and its stockholders. In considering possible candidates for election as a director, the nominating and corporate governance committee will take into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:

•	are of high character and integrity;

•	are accomplished in their respective fields, with superior credentials and recognition;

•	have relevant expertise and experience upon which to be able to offer advice and guidance to management;

•	have sufficient time available to devote to our affairs;

•	are able to work with the other members of our Board and contribute to our success;

•	can represent the long-term interests of our stockholders as a whole; and

•	are selected such that our Board represents a range of backgrounds and experience.

The nominating and corporate governance committee does not expect to adopt a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the nominating and corporate governance committee will consider and discuss diversity, among other factors, with a view toward the needs of our Board as a whole. The nominating and corporate governance committee will generally conceptualize diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that will contribute to our Board, when identifying and recommending director nominees. We believe that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with our goal of creating a Board that best serves our needs and the interests of our stockholders. In addition, as part of our Board’ annual-self assessment, the members of our nominating and corporate governance committee will evaluate the membership of our Board and whether our Board maintains satisfactory policies regarding membership selection.

Indemnification Agreements

We intend to enter into indemnification agreements with our directors and executive officers. The indemnification agreements are intended to provide our directors and executive officers the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement will provide that we will indemnify the director or executive officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Maryland law and the 1940 Act.

Item 11.	Executive Compensation

Compensation of Executive Officers

Currently, none of our executive officers are compensated by us. We currently have no employees, and each of our executive officers is also an employee of the Adviser. Services necessary for our business are provided by individuals who are employees of the Adviser, pursuant to the terms of the Advisory Agreement and the Administration Agreement. See “Item 1. Business — Advisory Agreement.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

No compensation is expected to be paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. We expect to compensate the Independent Directors for their service on our Board and any committee of our Board. Any such compensation will be determined and approved by our Board at its first meeting prior to our election to be regulated as a BDC. We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. Independent Directors will have the option of having their directors’ fees paid in shares of our common stock issued at a price per share equal to the per share net asset value of our common stock.

In conjunction with our formation, we issued and sold fifteen (15) shares of our common stock to Michael Mauer, our Chief Executive Officer, for $150.00

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Managing Conflicts; Co-investment Opportunities

We intend to enter into agreements with the Adviser, in which our senior management and members of the Adviser’s Investment Committee have direct ownership and other financial interests. Mr. Mauer, our Chief Executive Officer, Mr. Jansen, our President and Secretary, hold, in the aggregate, a 42% interest in the Adviser. The Adviser currently manages, and may in the future manage, other investment funds, accounts or investment vehicles that invest or may invest in assets eligible for purchase by us. To the extent that we compete with entities managed by the Adviser or any of its affiliates, including CM Finance, a publicly-traded BDC, for a particular investment opportunity, the Adviser will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal investment allocation policies, (b) the requirements of the Advisers Act, and (c) certain restrictions under the 1940 Act regarding co-investments with affiliates.

Stifel Arrangement

Stifel owns a 20% interest in the Adviser and has the right to appoint a representative to the Adviser’s three-member board of managers and a member of the Adviser’s Investment Committee. Stifel has appointed Michael Nitka to the Adviser’s Investment Committee. Stifel does not have any rights to exercise a controlling influence over our day-to-day operations or the operations or investment management function of the Adviser. As a result, Stifel will benefit from our performance and our investments.

Four (4) members of the Investment Team are dual-employees of the Adviser and Stifel, Nicolaus & Company, Incorporated or its affiliates pursuant to a personnel sharing arrangement with Stifel, Nicolaus & Company, Incorporated and Mr. Nitka, Stifel’s designee to the Adviser’s Investment Committee, is a managing director and head of the Credit Investments Group at Stifel, Nicolaus & Company, Incorporated. Although the members of the Investment Team that are dual employees dedicate substantially all of their time to the business and activities of the Adviser and Mr. Nitka is Stifel’s designee to the Adviser’s Investment Committee, they may continue to engage in investment advisory activities for Stifel, Nicolaus & Company, Incorporated and its affiliates from time to time. This arrangement could result in a conflict of interest and may distract these investment professionals from their responsibilities to us. Messrs. Mauer and Jansen monitor the activities of the members of the Investment Team and Mr. Nitka for any conflicts of interest and will seek to resolve them on our behalf, subject to the oversight of our Board. Should any such conflicts arise, as a member of the Adviser’s Investment Committee, Mr. Nitka will recuse himself from consideration of any potential conflict related to Stifel, Nicolaus & Company, Incorporated and its affiliates.

Subject to certain restrictions, Stifel will use its commercially reasonable efforts to present to us the opportunity to review and bid on all Stifel, Nicolaus & Company, Incorporated-originated leveraged finance and high yield corporate debt opportunities consistent with our investment strategy. Subject to the approval of our Board, as necessary under the 1940 Act, and certain other limitations, Stifel may invest in the same portfolio companies that we invest in, and (regardless of whether our investment arose from a Stifel-originated opportunity) Stifel may, through such investments, have interests that conflict with ours, including receiving fees from the portfolio company directly as well as through its interest in the Adviser. We believe that we may co-invest with Stifel and its affiliates upon approval of the “required majority” of our directors as defined in Section 57(o) of the 1940 Act.

Cyrus Capital Relationship

The Cyrus Funds, managed by Cyrus Capital, hold a 38% indirect economic interest, but no voting interest, in the Adviser. As a result, Cyrus Capital benefits from our performance and our investments. Cyrus Capital will not have any rights to exercise a controlling influence over our operations or the operations or investment management function of the Adviser. As a result of the relationship with Cyrus Capital and the Cyrus Funds, we could be presumed to be an affiliate of the Cyrus Funds under the 1940 Act. We believe we may co-invest with the Cyrus Funds upon approval of the “required majority” of our directors as defined in Section 57(o) of the 1940 Act. In addition, the Cyrus Funds may, through such co-investments, have interests that conflict with ours, including receiving fees from the portfolio company directly as well as through its economic interest in our Adviser. Cyrus Capital may also provide us with investment opportunities.

Pursuant to the Services Agreement, the Adviser can utilize the expertise of the investment professionals of Cyrus Capital to provide investment services to us from time to time on an as needed basis as part of the Adviser’s Investment Team and in connection with the Adviser’s obligations to us under the Advisory Agreement. If the Adviser determines it is not in our best interest to utilize the expertise of any of the investment professionals of Cyrus Capital, such investment professionals will continue to engage in investment advisory activities for the private investment funds managed by Cyrus Capital, including the Cyrus Funds, which could result in a conflict of interest, and may distract them from their responsibilities to us. The Adviser currently utilizes the investment professionals that perform analyst functions provided under the Services Agreement for less than 10% of the aggregate time dedicated to the business by the Adviser’s Investment Team. In addition, we also receive other administrative services from the Adviser, pursuant to the Administration Agreement, which, in turn, upon request by the Adviser, may be provided to the Adviser by Cyrus Capital under the terms of the Services Agreement.

Item 14.	Principal Accountant Fees and Services

The following aggregate fees by RSM US LLP, the Company’s independent registered public accounting firm, were billed to the Company for work attributable to audit, tax and other services for the period from November 20, 2017 to June 30, 2018. Aggregate audit and tax fees in the table below consist of fees billed and/or accrued.

November 20, 2017 to June 30, 2018
Audit Fees	$31,500
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

Total Fees:	$31,500

Services rendered by RSM US LLP in connection with fees presented above were as follows:

Audit Fees. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual financial statements, the audit of the effectiveness of our internal control over financial reporting and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Audit related fees are assurance related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.

Tax Fees. Tax fees include professional fees for tax compliance and tax advice.

All Other Fees. Fees for other services would include fees for products and services other than the services reported above.

Pre-Approval Policy

Upon appointment of an audit committee, it will established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by RSM US LLP, the Company’s independent registered public accounting firm. The policy will require that the audit committee pre-approve all audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. In accordance with the pre-approval policy, the audit committee will include every year a discussion and pre-approval of such services and the expected costs of such services for the year.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval at the first audit committee meeting of the fiscal year must be submitted to the audit committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the audit committee. However, the audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a.	Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Form of Articles of Incorporation[1]
3.2	Bylaws[2]
21.1	Subsidiaries – None
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

c.	Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

*	Filed herewith

[1]	Incorporated by reference to exhibit 3.1 Registrant’s Registration Statement on Form 10 (File No. 000-55850), filed on January 8, 2018.

[2]	Incorporated by reference to exhibit 3.2 Registrant’s Registration Statement on Form 10 (File No. 000-55850), filed on January 8, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 4, 2018

CM Credit Opportunities BDC I Inc.

By:	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer and Director

By:	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 4, 2018

CM Credit Opportunities BDC I Inc.

By:	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer and Director

By:	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer (Principal Accounting and Financial Officer)