Form 10-Q
period 2018-09-30
CM Credit Opportunities BDC I Inc.
filed 2018-11-07
CIK 1718626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[ ]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 5, 2018 was 15.

CM CREDIT OPPORTUNITIES BDC I INC.

CM Credit Opportunities BDC I Inc.

Statement of Assets and Liabilities

As of September 30, 2018 (unaudited)

	September 30, 2018 (Unaudited)	June 30, 2018

Assets:
Cash and cash equivalents	$150	$150
Total Assets	$150	$150

Commitments and Contingencies:
Organization Costs and Offering Costs (note 3)	-	-

Net Assets Consist of:
Capital Stock, $0.001 par value, 1,000 shares authorized, 15 shares issued and outstanding	$2	$2
Paid-in Capital	$148	$148

Net Assets applicable to shares outstanding	$150	$150

Net Assets Value, per Common Class Shares	$10.00	$10.00

See notes to financial statements.

CM Credit Opportunities BDC I Inc.

Notes to Unaudited Financial Statements as of September 30, 2018

Note 1. Organization and Basis of Presentation

CM Credit Opportunities BDC I Inc. (the “Company”) is a Maryland corporation formed on August 14, 2017. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States.

As of September 30, 2018, the Company had no operations other than fifteen (15) shares of common stock sold to Michael Mauer, Chief Executive Officer and Chairman of the Company, for a total of $150.00. The sale of common shares was approved by the unanimous consent of the Company’s sole director at the time.

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

Note 3. Organization Costs and Offering Costs

We will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by us. In the event we do not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of September 30, 2018, no such costs have been recorded by the Company. As of September 30, 2018 and June 30, 2018, the estimated amount of organization and offering costs was approximately $480,100 and $480,100, respectively.

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

Note 5. Subsequent Events

There have been no subsequent events that require recognition or disclosure through November 5, 2018, the date that the financial statement was issued.

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

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with the CM Investment Partners LLC (the “Adviser”);

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives or service their debt obligations to us;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company (“RIC”);

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes; and

•	the other risks, uncertainties and other factors.

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

Expenses

Our primary operating expenses will include the payment of fees to the Adviser pursuant to an investment advisory agreement (the “Advisory Agreement”) that we intend to enter into with the Adviser. All professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services and administrative services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, including allocable expenses such as rent and office equipment, will be provided and paid for by the Adviser and not by us. Other than as set forth above, we will bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

•	interest payable on debt, if any, incurred to finance our investments;

•	sales and purchases of our common stock and other securities;

•	investment advisory and management fees;

•	administration fees, if any, payable under an administration agreement with the Adviser (the “Administration Agreement”);

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	Independent Directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, independent auditors and outside legal costs; and

•	all other expenses incurred by us and the Adviser, acting on our behalf, in connection with administering our business, including payments under the Administration Agreement.

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

Organization and Offering Costs and Expenses

We will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by us. In the event we do not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of September 30, 2018 and June 30, 2018, no such costs have been recorded by the Company.

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our private placement memorandum and other offering documents. As of September 30, 2018 and June 30, 2018, the estimated amount of organization and offering costs was approximately $480,100 and $480,100, respectively.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the three months ended September 30, 2018, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on September 4, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (1)

3.2	Bylaws(2)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

__________________

*	Filed herewith

(1)	Incorporated by reference to exhibit 3.1 Registrant’s Registration Statement on Form 10 (File No. 000-55850), filed on January 8, 2018.

(2)	Incorporated by reference to exhibit 3.2 Registrant’s Registration Statement on Form 10 (File No. 000-55850), filed on January 8, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2018

CM Credit Opportunities BDC I Inc.

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer