Form 10-Q
period 2018-12-31
CM Credit Opportunities BDC I Inc.
filed 2019-02-06
CIK 1718626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-55850

CM CREDIT OPPORTUNITIES BDC I INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-2937698
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

65 East 55th Street, 15th Floor

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 5, 2019 was 15.

CM CREDIT OPPORTUNITIES BDC I INC.

CM Credit Opportunities BDC I Inc.

Statement of Assets and Liabilities

As of December 31, 2018 (unaudited)

	December 31, 2018 (Unaudited)	June 30, 2018

Assets:
Cash and cash equivalents	$150	$150
Total Assets	$150	$150

Commitments and Contingencies:
Organization Costs and Offering Costs (note 3)	-	-

Net Assets Consist of:
Capital Stock, $0.001 par value, 1,000 shares authorized, 15 shares issued and outstanding	$2	$2
Paid-in Capital	$148	$148

Net Assets applicable to shares outstanding	$150	$150

Net Assets Value, per Common Class Shares	$10.00	$10.00

See notes to financial statements.

CM Credit Opportunities BDC I Inc.

Notes to Unaudited Financial Statements as of December 31, 2018

Note 1. Organization and Basis of Presentation

CM Credit Opportunities BDC I Inc. (the “Company”) is a Maryland corporation formed on August 14, 2017. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States.

As of December 31, 2018, the Company had no operations other than fifteen (15) shares of common stock sold to Michael Mauer, Chief Executive Officer and Chairman of the Company, for a total of $150.00. The sale of common shares was approved by the unanimous consent of the Company’s sole director at the time.

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

Income Taxes

The Company intends to file an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended. The Company also intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the taxable year ending June 30, 2019. So long as the Company qualifies as, and continues to maintain its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statement.

Note 3. Organization Costs and Offering Costs

We will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by us. In the event we do not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of December 31, 2018, no such costs have been recorded by the Company. As of December 31, 2018 and June 30, 2018, the estimated amount of organization and offering costs was approximately $[480,100] and $480,100, respectively.

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

Note 5. Subsequent Events

There have been no subsequent events that require recognition or disclosure through February [ ], 2019, the date that the financial statement was issued.

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

Organization and Offering Costs and Expenses

We will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by us. In the event we do not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of December 31, 2018 and June 30, 2018, no such costs have been recorded by the Company.

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our private placement memorandum and other offering documents. As of December 31, 2018 and June 30, 2018, the estimated amount of organization and offering costs was approximately $480,100 and $480,100, respectively.

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

Item  4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the three months ended December 31, 2018, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on September 4, 2018.

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

Dated: February 6, 2019

CM Credit Opportunities BDC I Inc.

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer