Form 10-Q
period 2019-03-31
CM Credit Opportunities BDC I Inc.
filed 2019-05-07
CIK 1718626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act: None

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 6, 2019 was 15.

CM CREDIT OPPORTUNITIES BDC I INC.

CM Credit Opportunities BDC I Inc.

Statement of Assets and Liabilities

As of March 31, 2019 (unaudited)

	March 31, 2019 (Unaudited)	June 30, 2018

Assets:
Cash and cash equivalents	$150	$150
Total Assets	$150	$150

Commitments and Contingencies:
Organization Costs and Offering Costs (note 3)	-	-

Net Assets Consist of:
Capital Stock, $0.001 par value, 1,000 shares authorized, 15 shares issued and outstanding	$2	$2
Paid-in Capital	148	148

Net Assets applicable to shares outstanding	$150	$150

Net Assets Value, per Common Class Shares	$10.00	$10.00

See notes to financial statements.

CM Credit Opportunities BDC I Inc.

Notes to Unaudited Financial Statements as of March 31, 2019

Note 1. Organization and Basis of Presentation

CM Credit Opportunities BDC I Inc. (the “Company”) is a Maryland corporation formed on August 14, 2017. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States.

As of March 31, 2019, the Company had no operations other than fifteen (15) shares of common stock sold to Michael Mauer, Chief Executive Officer and Chairman of the Company, for a total of $150.00. The sale of common shares was approved by the unanimous consent of the Company’s sole director at the time.

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

Note 3. Organization Costs and Offering Costs

The Company will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by the Company. In the event the Company does not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of March 31, 2019, no such costs have been recorded by the Company. As of March 31, 2019 and June 30, 2018, the estimated amount of organization and offering costs was approximately $480,100 and $480,100, respectively.

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

Note 5. Subsequent Events

There have been no subsequent events that require recognition or disclosure through May 6, 2019, the date that the financial statement was issued.

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that intends to elect to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code for U.S. federal income tax purposes. While we intend to elect to be treated as a RIC as soon as practicable, we anticipate that we may have difficulty satisfying the asset diversification requirements as we deploy initial capital and build our portfolio. To the extent that we have net taxable income prior to our qualification as RIC, we will be subject to U.S. federal income tax on such income.

Upon our election to be regulated as a BDC, we will be required to comply with certain regulatory requirements. For instance, we will generally have to invest at least 70% of our total assets in “qualifying assets”, as specified in the 1940 Act, including “eligible portfolio companies,” cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. In addition, we will be subject to borrowing restrictions such that, with certain limited exceptions, including approval by our board of directors (“Board”) and/or shareholders to incur addition leverage, our asset coverage, as defined in the 1940 Act, will be required to equal at least 200% (or 150% if certain requirements are met) after each borrowing. The amount of leverage that we will employ will depend on the Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing.

As an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards.

Revenues

We will generate revenues primarily in the form of interest on the debt we hold. We also generate revenue from royalty income, dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire. Our investments in fixed income instruments generally will have an expected maturity of three to five years, although we do not expect to have lower or upper constraints on maturity. Interest on our debt investments generally will be payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or payment-in-kind interest. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

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

•	interest payable on debt, if any, incurred to finance our investments;

•	sales and purchases of our common stock and other securities;

•	investment advisory and management fees;

•	administration fees, if any, payable under an administration agreement with the Adviser (the “Administration Agreement”);

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, independent auditors and outside legal costs; and

•	all other expenses incurred by us and the Adviser, acting on our behalf, in connection with administering our business, including payments under the Administration Agreement.

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

Organization and Offering Costs and Expenses

We will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by us. In the event we do not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of March 31, 2019 and June 30, 2018, no such costs have been recorded by the Company.

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our private placement memorandum and other offering documents. As of March 31, 2019 and June 30, 2018, the estimated amount of organization and offering costs was approximately $480,100 and $480,100, respectively.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the three months ended March 31, 2019, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on September 4, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (1)

3.2	Bylaws(2)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)Incorporated	by reference to exhibit 3.1 Registrant’s Registration Statement on Form 10 (File No. 000-55850), filed on January 8, 2018.

(2)Incorporated	by reference to exhibit 3.2 Registrant’s Registration Statement on Form 10 (File No. 000-55850), filed on January 8, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2019

CM Credit Opportunities BDC I Inc.

By:	/s/ Michael C. Mauer
Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio
Rocco DelGuercio
Chief Financial Officer