Form 10-K
period 2019-06-30
CM Credit Opportunities BDC I Inc.
filed 2019-09-13
CIK 1718626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-55850

CM CREDIT OPPORTUNITIES BDC I INC.

(Exact name of registrant as specified in its charter)

Maryland	82-2937698
(State of Incorporation)	(I.R.S. Employer Identification Number)

65 East 55th Street, 15th Floor New York, NY 10022	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting Company)	Smaller reporting company	☐

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act: None

As of June 30, 2019, there was no established public market for the registrant’s common stock.

There were 15 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of September 9, 2019.

CM CREDIT OPPORTUNITIES BDC I INC.

FORM 10-K FOR THE FISCAL YEAR

ENDED JUNE 30, 2019

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

CM Investment Partners LLC

Our investment activities will be managed by our external investment adviser, CM Investment Partners LLC, pursuant to an investment advisory agreement (the “Advisory Agreement”). The Adviser will also act as our administrator and provide us with all administrative services necessary for us to operate, pursuant to an administration agreement (the “Administration Agreement”). We expect to enter into the Advisory Agreement and the Administration Agreement on or before the Initial Closing Date. Our Adviser was formed in July 2013 and is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis. The Adviser is led by its Co-Chief Investment Officers, Michael C. Mauer and Christopher E. Jansen. Mr. Mauer also serves as our Chief Executive Officer, and Mr. Jansen also serves as our President and Secretary. Mr. Mauer also serves as the Chief Executive Officer and Chairman of the board of directors of Investcorp Credit Management BDC, Inc. (NASDAQ: ICMB) (formerly CM Finance Inc through August 30, 2019). Mr. Mauer was formerly Global Co-Head of Leveraged Finance and Global Co-Head of Fixed Income Currency and Commodity Distribution at Citigroup Inc. and a senior member of its credit committee responsible for all underwriting and principal commitments of leveraged finance capital worldwide. Mr. Jansen also serves as President and Secretary of Investcorp Credit Management BDC, Inc. Mr. Jansen was a founding Managing Partner and Senior Portfolio Manager for Stanfield Capital Partners and had a leading role in planning its strategic direction. At Stanfield, Mr. Jansen was responsible for the management of 15 different portfolios aggregating in excess of $7 billion in assets consisting of large corporate loans, middle-market loans, second lien loans, high yield bonds and structured finance securities.

On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. (“Stifel”) and certain funds managed Cyrus Capital Partners, L.P. (the “Cyrus Funds”) and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Investcorp is a leading global credit investment platform with assets under management of $11.7 billion as of June 30, 2019. Investcorp manages funds which invest primarily in senior secured corporate debt issued by mid and large-cap corporations in Western Europe and the United States. The business has a strong track record of consistent performance and growth, employing approximately 24 investment professionals in London, New York and Singapore. Investcorp is a subsidiary of Investcorp Bank B.S.C. (“Investcorp Bank”). Investcorp Bank and its consolidated subsidiaries, including Investcorp, are referred to as “Investcorp Group”. Investcorp Group is a global provider and manager of alternative investments, offering such investments to its high-net-worth private and institutional clients on a global basis. As of June 30, 2019, Investcorp Group had $28.2 billion in total assets under management, including assets managed by third party managers and assets subject to a non-discretionary advisory mandate where Investcorp Group receives fees calculated on the basis of assets under management. Investcorp Group employs approximately 427 people across its offices in New York, London, Bahrain, Abu Dhabi, Riyadh, Doha, Mumbai and Singapore. Investcorp Group has been engaged in the investment management and related services business since 1982, and is expected to bring enhanced capabilities to the Adviser.

The Adviser’s investment team, led by Messrs. Mauer and Jansen, is supported by three additional investment professionals, who, together with Messrs. Mauer and Jansen, we refer to as the “Investment Team.” The members of the Investment Team have over 100 combined years of structuring customized debt solutions for middle-market companies, which we believe will enable us to generate favorable returns across credit cycles with an emphasis on preserving capital. Messrs. Mauer and Jansen have developed an investment process for reviewing lending opportunities, structuring transactions and monitoring investments throughout multiple credit cycles. The members of the Investment Team have extensive networks for sourcing investment opportunities through direct corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. The members of the Investment Team also have extensive experience across various industries, including aviation, cable, defense, healthcare, media, mining, oil and gas, power, retail, telecommunications, trucking and asset-backed special situations. As a result, we believe we will be able to achieve appropriate risk-adjusted returns by investing in companies that have restructured but do not have sufficient track records to receive traditional lending terms from a commercial bank or the broadly syndicated leveraged finance market. We believe the members of the Investment Team share a common investment philosophy built on a framework of rigorous business assessment, extensive due diligence and disciplined risk valuation methodology.

Every initial investment by us will require the approval by a majority of the Adviser’s investment committee and such majority must include both Messrs. Mauer and Jansen. Every follow-on investment decision in an existing portfolio company and every investment disposition require approval by a majority of the Adviser’s investment committee. The Adviser’s investment committee currently consists of Messrs. Mauer and Jansen, the Co-Chief Investment Officers of the Adviser, and Andrew Muns, a Director of the Adviser. In addition, Jeremy Ghose, the Managing Director and Head of Investcorp Credit Management, has a non-voting observer role on the Investment Committee.

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

•

Robust Demand for Debt Capital. According to Pitchbook, a market research firm, private equity firms had approximately $407 billion of uncalled capital as of June 30, 2019. They have expanded their focus to include middle-market opportunities due to the lack of opportunities in large capital buyout transactions. We expect the large amount of uninvested capital and the expanded focus on middle-market opportunities to drive buyout activity over the next several years, which should, in turn, continue to create lending opportunities for us.

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

Competitive Strengths

We believe that the Adviser’s disciplined approach to origination, portfolio construction and risk management should allow us to achieve favorable risk-adjusted returns while preserving our capital. We believe that the following competitive strengths provide positive returns for our investors:

•

Large and Experienced Team with Substantial Resources. The Adviser and its Investment Team is led by Messrs. Mauer and Jansen who each has over 20 years of experience investing in, providing corporate finance services to, restructuring and consulting with middle market companies. Messrs. Mauer and Jansen are supported by three additional investment professionals, who together have over 100 combined years of structuring strategic capital for business expansion, refinancings, capital restructuring, post-reorganization financing and servicing the general corporate needs of middle-market companies. We believe that the Investment Team and its resources provide a significant advantage and contribute to the strength of our business and enhance the quantity and quality of investment opportunities available to us.

•

Capitalize on the Investment Team’s Extensive Relationships with Middle-Market Companies, Private Equity Sponsors and Intermediaries. The members of the Investment Team have extensive networks for sourcing investment opportunities through corporate relationships and relationships with private equity firms, investment banks, restructuring advisors, law firms, boutique advisory firms and distressed/specialty lenders. We believe that the strength of these relationships in conjunction with the Investment Team’s ability to structure financing solutions for companies that incorporate credit protections at attractive returns for us will provide us with a competitive advantage in identifying investment opportunities in our target market.

•

Disciplined Underwriting Policies and Rigorous Portfolio Management. Messrs. Mauer and Jansen have an established credit analysis and investment process to analyze investment opportunities thoroughly. This process, followed by the Investment Team, includes structuring loans with appropriate covenants and pricing loans based on our knowledge of the middle-market and our rigorous underwriting standards. We focus on capital preservation by extending loans to portfolio companies with assets that we believe will retain sufficient value to repay us even in depressed markets or under liquidation scenarios. Each investment is analyzed from its initial stages by either Mr. Mauer or Mr. Jansen, as the Adviser’s Co-Chief Investment Officers, and a senior investment professional of the Investment Team. Every initial investment will require approval by a majority of the Adviser’s investment committee and such majority must include both Messrs. Mauer and Jansen. The Adviser’s investment committee consists of Messrs. Mauer, Jansen and Muns. Every follow-on investment decision in an existing portfolio company and every investment disposition will require approval by at least a majority of the

Adviser’s investment committee. Under the supervision of Messrs. Mauer and Jansen, the Investment Team’s senior investment professionals will also monitor the portfolio for developments on a daily basis, perform credit updates on each investment, review financial performance on at least a quarterly basis, and have regular discussions with the management of portfolio companies. We believe the Adviser’s investment and monitoring process and the depth and experience of the Investment Team will give us a competitive advantage in identifying investments and evaluating risks and opportunities throughout the life cycle of an investment.

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

•

Mezzanine Loans/Structured Equity. Mezzanine loans are subordinated to senior secured loans on a payment basis, are typically unsecured and rank pari passu with other unsecured creditors of the issuer. As with standalone second lien loans, we expect to demand a significantly higher risk premium in the form of higher spreads, call protection and/or warrants for mezzanine loans, given the lower recovery rates for such securities due in part to the greater “frictional costs” (e.g., increased professional costs relating to resolving conflicts among the lenders) in a protracted workout. We may take mezzanine type risk in the form of “structured equity” investments. In cases where portfolio companies may be constrained in their ability to raise additional capital in the form of debt, we may have the opportunity to structure preferred equity or other equity-like instruments. These equity instruments typically have redemption rights, and will either be convertible into common equity at our option, or will have detachable warrants compensating us for the additional risk inherent in such investments. In most cases, these equity instruments will have debt-like characteristics, which provide more downside protection than a typical equity instrument.

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

Staffing

We do not currently have any employees. Michael Mauer, Chairman and Chief Executive Officer is also the co-founder, Managing Partner, Co-Chief Investment Officer of the Adviser. Christopher Jansen, President and Secretary, is also the co-founder and Co-Chief Investment Officer of the Adviser. Rocco DelGuercio, our Chief Compliance Officer and Chief Financial Officer, is also the Chief Compliance Officer and Chief Financial Officer of the Adviser and will perform his functions for us under the terms of our Administration Agreement. Our day-to-day investment and administrative operations will be managed by the Adviser, who is also acting as our administrator.

Effective August 30, 2019, the Adviser has retained the services of accounting and back office professionals on an as-needed basis through a services agreement (the “Investcorp Services Agreement”) with Investcorp International Inc. (“Investcorp International”), an affiliate of Investcorp, to assist the Adviser in fulfilling certain of its obligations to the Company under the Administration Agreement.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Item 1A. Risk Factors — Risks Related to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in our best interest and the best interest of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

Co-investment Exemptive Relief

On March 19, 2019, the SEC issued an order granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for us to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies.

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

Proxy Voting Records

You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: CM Investment Partners LLC, 65 East 55th Street, 15th Floor, New York, NY 10022.

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

Item 1A.	Risk Factors

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

Accomplishing our investment objective on a cost-effective basis will largely be a function of the Adviser’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, the Investment Team will also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

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

We depend on the diligence, skill, experience and network of business contacts of the Investment Team of the Adviser, in particular Messrs. Mauer and Jansen, who are also members of the Adviser’s investment committee and the Adviser’s Co-Chief Investment Officers. We can offer no assurance that Messrs. Mauer and Jansen will continue to provide investment advice to us. The loss of Mr. Mauer or Mr. Jansen could limit our ability to achieve our investment objective and operate as we anticipate.

In addition, we are dependent on the other members of the Investment Team. If any of the members of the Investment Team were to resign, we may not be able to hire investment professionals with similar expertise and ability to provide the same or equivalent services on acceptable terms. If we are unable to do so quickly, our operations are likely to experience a disruption, and our financial condition, business and results of operations may be adversely affected. Even if we are able to retain comparable professionals the integration of such investment professionals and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Our business model depends to a significant extent upon our Adviser’s network of relationships. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the Adviser to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or members of the Investment Team fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

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

Our relationship with Investcorp may create conflicts of interest.

Investcorp has an approximate 76% economic interest in the Adviser. Pursuant to the Investcorp Services Agreement with Investcorp International, the Adviser is able to utilize personnel of Investcorp International and its affiliates to provide services to the Company from time-to-time on an as-needed basis related to human resources, compensation and technology services. The Adviser may rely on the Investcorp Services Agreement to satisfy its obligations under the Administration Agreement. The personnel of Investcorp International may also provide services for the funds managed by Investcorp, which could result in conflicts of interest and may distract them from their responsibilities to us.

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

There may be times when the Adviser or the members of the Investment Team have interests that differ from those of our shareholders, giving rise to conflicts of interest. The members of the Adviser’s investment committee and the Investment Team serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we door of investment funds, accounts, or investment vehicles managed by the Adviser, Investcorp or their affiliates. Similarly, the Adviser or the members of the Investment Team may have other clients with similar, different or competing investment objectives, such as Investcorp Credit Management BDC, Inc. (formerly known as CM Finance Inc through August 30, 2019, a publicly-traded BDC. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, including Investcorp Credit Management BDC, Inc., the fulfillment of which may not be in the best interests of us or our shareholders. In addition, the Adviser and some of its affiliates, including our officers and our interested directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target.

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

We expect to make most of our portfolio investments in the form of loans and securities that are not publicly traded and for which there are limited, or no market based price quotation is available. As a result, our Board will determine the fair value of these loans and securities in good faith as described below in “— Our investment portfolio will be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there will be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from the Adviser may provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment will be reviewed by an independent valuation firm quarterly, the ultimate determination of fair value will be made by our Board and not by such third-party valuation firm. In addition, Mr. Mauer is an interested member of our Board, and both Messrs. Mauer and Jansen have a pecuniary interest in the Adviser. The participation of the Adviser’s investment professionals in our valuation process, and the pecuniary interest in the Adviser by Messrs. Mauer and Jansen, could result in a conflict of interest as the Adviser’s incentive fees will be based, in part, on realized gains and losses.

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

We intend to enter into a License Agreement with the Adviser under which the Adviser will grant us a non-exclusive, royalty-free license to use the name “CM Credit Opportunities”. This will create conflicts of interest that our Board will monitor. For example, under the terms of the License Agreement, we will be unable to preclude the Adviser from licensing or transferring the ownership of the “CM Credit Opportunities” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Adviser or others. Furthermore, in the event the License Agreement is terminated, we will be required to change our name and cease using “CM Credit Opportunities” as part of our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.

There are significant potential conflicts of interest related to the Adviser’s other clients.

The Adviser currently serves as investment adviser to Investcorp Credit Management BDC, Inc. (NASDAQ: ICMB), a publicly traded BDC that invests in substantially the same investments as us, and may, in the future, have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, the Investment Team may have obligations to other clients, including Investcorp Credit Management BDC, Inc., or investors in those entities, the fulfillment of which may not be in the best interests of us or our shareholders.

We intend to co-invest with Investcorp Credit Management BDC, Inc. and other investment funds, accounts and investment vehicles managed by the Adviser where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. On March 19, 2019, the SEC issued an order granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for us to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies.

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

The Adviser may not be able to achieve the same or similar returns as those achieved by Messrs. Mauer and Jansen and the other members of the Investment Team while they were employed at prior positions or while managing other investment funds.

Although in the past Messrs. Mauer and Jansen and the other members of the Investment Team have held senior positions at a number of investment firms, their achievements are not necessarily indicative of future results that will be achieved by the Adviser. We cannot assure you that we will be able to achieve the results realized by prior vehicles and investment funds managed by Messrs. Mauer and Jansen and the other members of the Investment Team.

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

Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions adversely affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions materially and adversely affected, and may in the future affect, the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. Additionally, the Federal Reserve decreased its federal funds target rate in July 2019, which marked the first decrease since 2008. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

At various times, these disruptions resulted in, and may in the future result, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate passed tax reform legislation (the “TCJA”) in December 2017, which the President signed into law shortly thereafter. Such legislation made many changes to the Code, including, among other things, significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how these or any other changes in the tax laws might affect us, investors, or our portfolio investments. Such legislation could significantly and negatively affect our ability to qualify as a RIC and have adverse U.S. federal income tax consequences to us and our stockholders. Additionally, the U.S. Treasury and IRS are in the process of issuing regulations and administrative interpretations of the TCJA, and any such regulations, interpretations, any court decisions interpreting the TCJA or the regulations or administrative interpretations thereunder, or any other changes in the tax laws could similarly, significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum in June 2016 to leave the European Union (commonly known as “Brexit”) has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that the returns of us and our portfolio companies are adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Fluctuations in the value of the British Pound and/or the euro, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of our portfolio companies located in the United Kingdom or Europe.

Uncertainty of the U.S. political climate could negatively impact our business, financial condition and earnings.

The same party currently controls the executive branch and the senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on its investments. We monitor developments and seek to manage investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

The current U.S. presidential administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

The current state of the economy and financial markets of the United States, China and other several countries in the European Union increases the likelihood of adverse effects on our financial position and results of operations.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch had warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. Additionally, the Federal Reserve decreased its federal funds target rate in July 2019, which marked the first decrease since 2008. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase. These developments, along with the United States government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

On June 8, 2017, the U.S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd-Frank Act. Among other things, the proposed law would repeal the Volcker Rule limiting certain proprietary investment and trading activities by banks, eliminate the authority of regulators to designate asset managers and other large non-bank institutions as “systemically important financial institutions,” and repeal the DOL “fiduciary rule” governing standards for dealing with retirement plans until the SEC issues standards for similar dealings by broker-dealers and limiting the substance of any subsequent DOL rule to the SEC standards. The bill must be approved by the Senate, where it is unlikely to pass in its current form. At this time, it is unclear what impact the Administration’s policies, the Financial Choice Act or other pending legislation and developments will have on regulations that affect our and our competitors’ and our portfolio companies’ businesses.

In addition, we and our portfolio companies will be subject to applicable local, state and U.S. federal laws and regulations, including, without limitation, U.S. federal immigration laws and regulations. New legislation may be enacted, or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of the Investment Team to other types of investments in which the Investment Team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

Many of the portfolio companies in which we expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. In such event, the number of our non-performing assets is likely to increase, and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

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

Risks associated with bankruptcy cases.

As part of our lending activities, we may originate loans to portfolio companies that are experiencing significant financial or business difficulties, including portfolio companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we invest, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions that may be contrary to the interests of the Company. Furthermore, there are instances where creditors and equity holders lose their ranking and priority as such if they are considered to have taken over management and functional operation of a debtor. In those cases where we, by virtue of such action, are found to exercise “domination and control” of a debtor, we may lose its priority if the debtor can demonstrate that its business was adversely impacted, or other creditors and equity holders were harmed by the Company.

Generally, the duration of a bankruptcy case can only be roughly estimated. The reorganization of a company usually involves the development and negotiation of a plan of reorganization, plan approval by the creditors and confirmation by a bankruptcy court. This process can involve substantial legal, professional and administrative costs to the debtor company and the Company; it is subject to unpredictable and lengthy delays; and during the process our competitive position may erode, key management may depart, and the debtor company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value. Such investments can result in a total loss of principal. U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in reorganization for purposes of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that our influence with respect to a class of securities can be lost by the inflation of the number and amount of claims in, or other gerrymandering of, the class. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be quite high.

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

We will invest primarily in privately held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of the Investment Team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

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

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We expect to use LIBOR as a reference rate in term loans we will extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company would be calculated using LIBOR. The terms of our debt investments are expected to generally include minimum interest rate floors calculated based on LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate any credit agreements that we enter into that extend beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established in its place, which may have an adverse effect on our ability to receive attractive returns. In addition, if LIBOR ceases to exist we may need to renegotiate any LIBOR based credit facilities that we may enter into in the future to replace LIBOR with the new standard that is established in its place.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located at 65 East 55th Street, 15th Floor, New York, NY 10022 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Holders

As of September 9, 2019, there was one holder of record of our common stock. In conjunction with our formation, we issued and sold fifteen (15) shares of our common stock to Michael Mauer, our Chief Executive Officer, for $150.00. The sale of shares of common stock was approved by the unanimous consent of our sole director.

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

The following table below sets forth our selected consolidated historical financial data for the years ended June 30, 2019 and June 30, 2018. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report.

	For the year ended June 30, 2019		For the year ended June 30, 2018
Statement of Operations Data:
Total investment income		$—		$—
Total expenses, net of fee waiver		$—		$—
Net investment income		$—		$—
Net increase (decrease) in net assets resulting from operations		$—		$—

Per Share Data(1):
Net asset value		$15.00		$15.00
Net investment income		$—		$—
Net increase (decrease) in net assets resulting from operations
Distributions declared		$—		$—

Balance Sheet Data:
Investments at fair value		$—		$—
Cash and cash equivalents		$150.00		$150.00
Total assets		$150.00		$150.00
Total liabilities		$—		$—
Total net assets		$150.00		$150.00

Other Data:
Number of portfolio companies at period end	$	N/A	$	N/A
Weighted average yield on debt investments (at cost) at period end	$	N/A	$	N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Organization and Offering Costs and Expenses

We will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by us. In the event we do not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of June 30, 2019, no such costs have been recorded by the Company.

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our private placement memorandum and other offering documents. As of June 30, 2019, the estimated amount of organization and offering costs was approximately $480,100.

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

Strategic Transaction

On June 26, 2019, Investcorp, a subsidiary of Investcorp Bank B.S.C., entered into a definitive interest purchase agreement to acquire a majority ownership interest in the Adviser through its purchase of the respective equity positions held by the Cyrus Funds and Stifel, and newly issued interests in the Adviser (the “Investcorp Transaction”). Upon consummation of the Investcorp Transaction, Messrs. Mauer’s and Jansen’s combined 42% interest in the Adviser will be diluted down to approximately 24% as a result of Investcorp receiving additional interests in the Adviser in exchange for funding the repayment of certain Adviser debt.

Although the ownership of the Adviser will change in connection with the consummation of the Investcorp Transaction, key senior management of the Adviser will continue to operate in the same professional capacity as prior to the Investcorp Transaction, including the Adviser’s Co-Chief Investment Officers, Messrs. Mauer and Jansen. The Adviser’s current management will continue to determine the investment strategies and policies of the Adviser following completion of the Investcorp Transaction.

Recent Developments

In connection with the closing of the Investcorp Transaction on August 30, 2019, Investcorp became the majority owner of the Adviser.

Effective August 30, 2019, the Adviser has retained the services of accounting and back office professionals on an as-needed basis through the Investcorp Services Agreement with Investcorp International Inc., an affiliate of Investcorp, to assist the Adviser in fulfilling certain of its obligations to the Company under the Administration Agreement.

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

Report of Independent Registered Public

Accounting Firm

To the Stockholders and the Board of Directors of

CM Credit Opportunities BDC I Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of CM Credit Opportunities BDC I Inc. (the Company) as of June 30, 2019 and 2018, and the related notes to the statements of assets and liabilities (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

New York, New York

September 13, 2019

CM Credit Opportunities BDC I Inc.

Statements of Assets and Liabilities

	June 30, 2019	June 30, 2018
Assets:
Cash and cash equivalents	$150	$150

Total Assets	$150	$150

Commitments and Contingencies:
Organization Costs and Offering Costs (note 3)	—	—
Net Assets Consist of:
Capital Stock, $0.001 par value, 1,000 shares authorized, 15 shares issued and outstanding	$2	$2
Paid-in Capital	148	148

Net Assets applicable to shares outstanding	$150	$150

Net Assets Value, per Common Class Shares	$10.00	$10.00

See notes to financial statements.

CM Credit Opportunities BDC I Inc.

Notes to Financial Statements as of June 30, 2019

Note 1. Organization and Basis of Presentation

CM Credit Opportunities BDC I Inc. (the “Company”) is a Maryland corporation formed on August 14, 2017. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States.

As of June 30, 2019, the Company had no operations other than fifteen (15) shares of common stock sold to Michael Mauer, Chief Executive Officer and Chairman of the Company, for a total of $150.00. The sale of common shares was approved by the unanimous consent of the Company’s sole director at the time.

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

Strategic Transaction

On June 26, 2019, Investcorp Credit Management US LLC (“Investcorp”), a subsidiary of Investcorp Bank B.S.C., entered into a definitive interest purchase agreement to acquire a majority ownership interest in the Adviser through its purchase of the respective equity positions held by certain funds (the “Cyrus Funds”) managed by Cyrus Capital Partners, L.P. (“Cyrus Capital”) and Stifel Venture Corp. (“Stifel”), and newly issued interests in the Adviser (the “Investcorp Transaction”). Upon consummation of the Investcorp Transaction, Mr. Mauer’s and Christopher Jansen’s combined 42% interest in the Adviser will be diluted down to approximately 24% as a result of Investcorp receiving additional interests in the Adviser in exchange for funding the repayment of certain Adviser debt.

Although the ownership of the Adviser will change in connection with the consummation of the Investcorp Transaction, key senior management of the Adviser will continue to operate in the same professional capacity as prior to the Investcorp Transaction, including the Adviser’s Co-Chief Investment Officers, Messrs. Mauer and Jansen. The Adviser’s current management will continue to determine the investment strategies and policies of the Adviser following completion of the Investcorp Transaction. In addition, the Adviser expects that, following the Investcorp Transaction, its investment process will not substantially change and, instead, will be enhanced because of the resources of Investcorp that will be available to the Adviser following the Investcorp Transaction.

The closing of the Investcorp Transaction is conditioned upon, among other things, CM Finance Inc’s stockholders approving a new investment advisory agreement between CM Finance Inc and the Adviser (the “CM Finance Advisory Agreement”). If CM Finance Inc’s stockholders do not approve the CM Finance Advisory Agreement, the Investcorp Transaction will not close and the ownership of the Adviser will not change. If each of the terms and conditions to the closing of the Investcorp Transaction is satisfied or appropriately waived, the parties to the Investcorp Transaction anticipate that the closing will occur in the third quarter of 2019.

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

Note 3. Organization Costs and Offering Costs

The Company will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by the Company. In the event the Company does not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of June 30, 2019, no such costs have been recorded by the Company. As of June 30, 2019, the estimated amount of organization and offering costs was approximately $480,100.

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

Note 5. Subsequent Events

There have been no subsequent events that require recognition or disclosure through September 9, 2019, the date that the financial statement was issued.

In connection with the closing of the Investcorp Transaction on August 30, 2019, Investcorp became the majority owner of the Adviser.

Effective August 30, 2019, the Adviser has retained the services of accounting and back office professionals on an as-needed basis through a services agreement with Investcorp International Inc., an affiliate of Investcorp, to assist the Adviser in fulfilling certain of its obligations to the Company under the Administration Agreement.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with RSM US LLP, the Company’s independent registered public accounting firm, during the fiscal year ended June 30, 2019.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2019. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2019 based upon the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our assessment, management determined that our internal control over financial reporting was effective as of June 30, 2019.

(c) Report of the Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

The address for each of our directors is c/o CM Credit Opportunities BDC I Inc., 65 East 55th Street, 15th Floor, New York, NY 10022.

Executive Officers Who Are Not Directors

Name	Year of Birth	Position
Christopher Jansen	1959	President and Secretary
Rocco DelGuercio	1963	Chief Financial Officer, Chief Compliance Officer and Treasurer

Biographical Information

Director

We currently have one director.

Michael Mauer – Chairman and Chief Executive Officer, CM Credit Opportunities BDC I Inc. Mr. Mauer is the Managing Partner, Co-Chief Investment Officer of the Adviser, which he co-founded with Mr. Jansen in 2012. Mr. Mauer has also served as Chairman and Chief Executive Officer of Investcorp Credit Management BDC, Inc. (NASDAQ: ICMB), a publicly traded BDC, since 2013. Mr. Mauer served as Senior Managing Director and head of leveraged loans at Cyrus Capital from September 2011 to February 2014 and thereafter with the Adviser. Mr. Mauer formerly worked for Icahn Capital from 2009 to 2010 where he was a Senior Managing Director and a member of the investment team. In addition, he was in charge of the firm’s Marketing and Investor Relations. Prior to that, Mr. Mauer spent over eight years at Citicorp from 2001 to 2009, where he was a Managing Director. During that time, he led several businesses including roles as the Global Co-Head of Leverage Finance and Global Co-Head of Fixed Income Currency and Commodity Distribution. In addition, during this period he was a senior member of Citigroup’s credit committee responsible for all underwriting and principal commitments of leverage finance capital worldwide. From 1988 to 2001, Mr. Mauer held several positions at JPMorgan, including Head of North America Investment Grade and Leverage Loan Syndicate, Sales and Trading businesses. Mr. Mauer began his career in 1982 at Price Waterhouse & Co. where he was a Senior Accountant and a CPA. Mr. Mauer received a B.S. from the University of Scranton and an M.B.A. from Columbia University.

Executive Officers Who Are Not Directors

Christopher Jansen – President and Secretary, CM Credit Opportunities BDC I Inc. Mr. Jansen is the Co-Chief Investment Officer of the Adviser, which he co-founded with Mr. Mauer in 2012. Mr. Jansen has also served as President, Secretary and as a member of the board of directors of Investcorp Credit Management BDC, Inc. (NASDAQ: ICMB), a publicly traded BDC, since 2013. Mr. Jansen served as Senior Managing Director at Cyrus Capital from 2012 to February 2014. In 2011 and 2012, Mr. Jansen served as a Senior Advisor at Sound Harbor Partners, a private credit investment firm. Mr. Jansen was formerly a founding Managing Partner and Senior Portfolio Manager for Stanfield Capital Partners (“SCP”) from its formation in 1998 through the sale of SCP in 2010. His responsibilities included investment oversight and administration of portfolio management procedures of the SCP’s sub-investment grade leveraged loan businesses. In addition, as a member of SCP’s Management Committee, Mr. Jansen was involved in the strategic planning of SCP. Prior to founding Stanfield, Mr. Jansen was Managing Director and Portfolio Manager at Chancellor Senior Secured Management from 1990 to 1998. From 1983 to 1990, Mr. Jansen held various positions at Manufacturers Hanover Trust Company, serving as Vice President in the Bank’s Acquisition Finance Group and LBO Management Group. Mr. Jansen received a B.A. from Rutgers College and an M.M. from the Kellogg School of Management at Northwestern University.

Rocco DelGuercio – Chief Financial Officer, Chief Compliance Officer and Treasurer, CM Credit Opportunities BDC I Inc. Mr. DelGuercio is the Chief Financial Officer and Chief Compliance Officer of the Adviser. Mr. DelGuercio has also served as Chief Financial Officer, Chief Compliance Officer and Treasurer of Investcorp Credit Management BDC, Inc. (NASDAQ: ICMB), a publicly traded BDC since June 2016. Mr. DelGuercio brings over 29 years of experience in finance, accounting and asset management to the Company and the Adviser. Mr. DelGuercio spent over 10 years at Credit Suisse Asset Management and served in various capacities, including as Chief Financial Officer and Treasurer of their 1940 Act mutual fund business and as Chief Financial Officer of Credit Suisse Park View BDC, Inc., a non-traded BDC. From February 2012 to April 2013, Mr. DelGuercio was an independent consultant for several mid to large money managers. From March 2004 to January 2012, Mr. DelGuercio served as Director of Legg Mason & Co., LLC where he oversaw their financial reporting and performance departments. Mr. DelGuercio earned a B.A. in Liberal Arts from The College of Staten Island, a B.A. in Business from Chadwick University and an M.B.A. in Finance from New York Institute of Technology.

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

Presently, Mr. Mauer expects to serve as the Chairman of our Board. Mr. Mauer is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act because he is the Managing Partner, Co-Chief

Investment Officer of the Adviser. Mr. Mauer’s familiarity with the Adviser’s investment platform and extensive knowledge of the financial services industry and the investment valuation process in particular qualify him to serve as the Chairman of our Board. Our view is that we are best served through this existing leadership structure, as Mr. Mauer’s relationship with the Adviser provides an effective bridge and encourages an open dialogue between management and our Board, ensuring that both groups act with a common purpose.

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

Committees of the Board of Directors

Our Board will establish an audit committee and a nominating and corporate governance committee and may establish additional committees in the future. All directors are expected to attend least 75% of the aggregate number of meetings of our Board and of the respective committees on which they serve. We require each director to make a diligent effort to attend all Board and committee meetings, as well as each annual meeting of shareholders. No Board or committee meetings were held during the fiscal year ended June 30, 2019.

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

In conjunction with our formation, we issued and sold fifteen (15) shares of our common stock to Michael Mauer, our Chief Executive Officer, for $150.00.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Managing Conflicts; Co-investment Opportunities

We intend to enter into agreements with the Adviser, in which our senior management and members of the Adviser’s Investment Committee have direct ownership and other financial interests. Mr. Mauer, our Chief Executive Officer, Mr. Jansen, our President and Secretary, hold, in the aggregate, an approximately 24% interest in the Adviser. The Adviser currently manages, and may in the future manage, other investment funds, accounts or investment vehicles that invest or may invest in assets eligible for purchase by us. To the extent that we compete with entities managed by the Adviser or any of its affiliates, including Investcorp Credit Management BDC, Inc. (formerly known as CM Finance Inc through August 30, 2019), a publicly-traded BDC, for a particular investment opportunity, the Adviser will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal investment allocation policies, (b) the requirements of the Advisers Act, and (c) certain restrictions under the 1940 Act regarding co-investments with affiliates.

The Adviser’s investment committee currently consists of Messrs. Mauer and Jansen, the Co-Chief Investment Officers of the Adviser, and Andrew Muns, a Managing Director of the Adviser. In addition, Jeremy Ghose, the Managing Director and Head of Investcorp Credit Management, has a non-voting observer role on the Investment Committee. Investcorp also has a right to appoint a fourth member of the Investment Committee, although it does not expect to do so in the near term.

At the closing of the Investcorp Transaction on August 30, 2019, the Adviser entered into the Investcorp Services Agreement with Investcorp International, an affiliate of Investcorp, through which the Adviser can utilize the expertise of Investcorp’s accounting and back-office professionals on an as-needed basis upon the request of the Adviser. Prior to the closing of the Investcorp Transaction, the Adviser had a similar strategic relationship with Cyrus Capital Partners, L.P.

Item 14.	Principal Accountant Fees and Services

The following aggregate fees by RSM US LLP, the Company’s independent registered public accounting firm, were billed to the Company for work attributable to audit, tax and other services for the year ended June 30, 2019 and for the period from November 20, 2017 to June 30, 2018, respectively. Aggregate audit and tax fees in the table below consist of fees billed and/or accrued.

	Year Ended June 30, 2019	November 20, 2017 to June 30, 2018
Audit Fees	$76.205.97	$31,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees:	$76,205.97	$31,500

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

Pre-Approval Policy

Upon appointment of an audit committee, it will establish a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by RSM US LLP, the Company’s independent registered public accounting firm. The policy will require that the audit committee pre-approve all audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. In accordance with the pre-approval policy, the audit committee will include every year a discussion and pre-approval of such services and the expected costs of such services for the year.

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

Date: September 13, 2019

CM Credit Opportunities BDC I Inc.

By:	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer and Director

By:	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 13, 2019

CM Credit Opportunities BDC I Inc.

By:	/s/ Michael C. Mauer
Michael C. Mauer Chief Executive Officer and Director

By:	/s/ Rocco DelGuercio
Rocco DelGuercio Chief Financial Officer (Principal Accounting and Financial Officer)