Form 10-Q
period 2019-09-30
CM Credit Opportunities BDC I Inc.
filed 2019-11-12
CIK 1718626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-55850

CM CREDIT OPPORTUNITIES BDC I INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-2937698
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

65 East 55th Street, 15th Floor New York, NY 10022	10022
(Address of Principal Executive Officers)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 12, 2019 was 15.

CM CREDIT OPPORTUNITIES BDC I INC.

CM Credit Opportunities BDC I Inc.

Statements of Assets and Liabilities

As of September 30, 2019

	September 30, 2019 (unaudited)	June 30, 2019

Assets:
Cash and cash equivalents	$150	$150
Total Assets	$150	$150

Commitments and Contingencies:
Organization Costs and Offering Costs (note 3)	-	-

Net Assets Consist of:
Capital Stock, $0.001 par value, 1,000 shares authorized, 15 shares issued and outstanding	$2	$2
Paid-in Capital	$148	$148

Net Assets applicable to shares outstanding	$150	$150

Net Assets Value, per Common Class Shares	$10.00	$10.00

See notes to financial statements.

CM Credit Opportunities BDC I Inc.

Notes to Unaudited Financial Statements as of September 30, 2019

Note 1. Organization and Basis of Presentation

CM Credit Opportunities BDC I Inc. (the “Company”) is a Maryland corporation formed on August 14, 2017. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States.

As of September 30, 2019, the Company had no operations other than fifteen (15) shares of common stock sold to Michael Mauer, Chief Executive Officer and Chairman of the Company, for a total of $150.00. The sale of common shares was approved by the unanimous consent of the Company’s sole director at the time.

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

Investcorp Transaction

On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. and certain funds managed Cyrus Capital Partners, L.P. and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Mr. Mauer and Christopher Jansen, the Adviser’s Co-Chief Investment Officers, together, hold an approximate 24% interest in the Adviser.

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

Note 3. Organization Costs and Offering Costs

We will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by us. In the event we do not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of September 30, 2019, no such costs have been recorded by the Company. As of September 30, 2019 and June 30, 2019, the estimated amount of organization and offering costs was approximately $480,100 and $480,100, respectively.

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

Note 5. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

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

Organization and Offering Costs and Expenses

We will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by us. In the event we do not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of September 30, 2019 and June 30, 2019, no such costs have been recorded by the Company.

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our private placement memorandum and other offering documents. As of September 30, 2019 and June 30, 2019, the estimated amount of organization and offering costs was approximately $480,100 and $480,100, respectively.

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

Investcorp Transaction

On August 30, 2019, Investcorp Credit Management US LLC (“Investcorp”) acquired an approximate 76% ownership interest in the Adviser through the acquisition of the interests held by Stifel Venture Corp. and certain funds managed Cyrus Capital Partners, L.P. and through a direct purchase of equity from the Adviser (the “Investcorp Transaction”). Mr. Mauer and Christopher Jansen, the Adviser’s Co-Chief Investment Officers, together, hold an approximate 24% interest in the Adviser.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2019, which was filed with the SEC on September 13, 2019. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We expect to use LIBOR as a reference rate in term loans we will extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. The terms of our debt investments are expected to generally include minimum interest rate floors calculated based on LIBOR.

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

Dated: November 12, 2019

CM Credit Opportunities BDC I Inc.

By:	/s/ Michael C. Mauer

Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio

Rocco DelGuercio
Chief Financial Officer