Form 10-Q
period 2019-12-31
CM Credit Opportunities BDC I Inc.
filed 2020-02-10
CIK 1718626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-55850

CM CREDIT OPPORTUNITIES BDC I INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-2937698
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

280 Park Avenue 39th Floor New York, NY (Address of Principal Executive Officers)	10017 (Zip Code)

(212) 257-5199

(Registrant’s Telephone Number, Including Area Code)

65 East 55th Street

15th Floor

New York, NY 10022

(Former name or address, if changed, since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 7, 2020 was 15.

CM CREDIT OPPORTUNITIES BDC I INC.

CM Credit Opportunities BDC I Inc.

Statements of Assets and Liabilities

As of December 31, 2019

	December 31, 2019 (unaudited)	June 30, 2019

Assets:
Cash and cash equivalents	$150	$150
Total Assets	$150	$150

Commitments and Contingencies:
Organization Costs and Offering Costs (note 3)	-	-

Net Assets:
Capital Stock, $0.001 par value, 1,000 shares authorized, 15 shares issued and outstanding	$2	$2
Paid-in Capital	$148	$148

Net Assets applicable to shares outstanding	$150	$150

Net Assets Value, per Common Class Shares	$10.00	$10.00

See notes to financial statements.

CM Credit Opportunities BDC I Inc.

Notes to Unaudited Financial Statements as of December 31, 2019

Note 1. Organization and Basis of Presentation

CM Credit Opportunities BDC I Inc. (the “Company”) is a Maryland corporation formed on August 14, 2017. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States.

As of December 31, 2019, the Company had no operations other than fifteen (15) shares of common stock sold to Michael Mauer, Chief Executive Officer and Chairman of the Company, for a total of $150.00. The sale of common shares was approved by the unanimous consent of the Company’s sole director at the time.

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

Income Taxes

The Company intends to file an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended. The Company also intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the taxable year ending June 30, 2020. So long as the Company qualifies as, and continues to maintain its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statement.

Note 3. Organization Costs and Offering Costs

We will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by us. In the event we do not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of December 31, 2019, no such costs have been recorded by the Company. As of December 31, 2019, and June 30, 2019, the estimated amount of organization and offering costs was approximately $480,100 and $480,100, respectively.

Organization Costs. Organization costs include costs relating to the formation and incorporation of the Company. These costs are expensed as incurred. Upon the initial drawdown date, stockholders will bear such costs. Stockholders making capital commitments after the initial drawdown date will bear a pro rata portion of such cost.

Offering Costs. Offering costs incurred in connection with the continuous offering of common shares of the Company are recognized as a deferred cost and are being amortized to expense on a straight-line basis over 12 months beginning on the date of commencement of operations.

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

Management and Incentive Fees

We will accrue for the base management fee and incentive fee. The accrual for the incentive fee will include the recognition of (i) an ordinary income incentive fee, even though such incentive fee is neither earned nor payable to the Adviser until the consummation of a Liquidation Event and the pre-incentive fee net investment income expressed as a rate of return on the value of our net assets attributable to our common stock exceeds a hurdle rate, and (ii) a capital gains incentive fee, even though such incentive fee is neither earned nor payable to the Adviser until the consummation of a Liquidation Event and capital gains are both realized and in excess of realized losses on investments.

Organization and Offering Costs and Expenses

We will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by us. In the event we do not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of December 31, 2019 and June 30, 2019, no such costs have been recorded by the Company.

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our private placement memorandum and other offering documents. As of December 31, 2019, and June 30, 2019, the estimated amount of organization and offering costs was approximately $480,100 and $480,100, respectively.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate any credit agreements that we enter into that extend beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established in its place, which may have an adverse effect on our ability to receive attractive returns. In addition, if LIBOR ceases to exist, we may need to renegotiate any LIBOR based credit facilities that we may enter into in the future to replace LIBOR with the new standard that is established in its place.

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

Dated: February 10, 2020

CM Credit Opportunities BDC I Inc.

By:	/s/ Michael C. Mauer

Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio

Rocco DelGuercio
Chief Financial Officer