Form 10-Q
period 2020-03-31
CM Credit Opportunities BDC I Inc.
filed 2020-05-11
CIK 1718626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 11, 2020 was 15.

CM CREDIT OPPORTUNITIES BDC I INC.

CM Credit Opportunities BDC I Inc.

Statements of Assets and Liabilities

As of March 31, 2020

	March 31, 2020 (unaudited)	June 30, 2019

Assets:
Cash and cash equivalents	$150	$150
Total Assets	$150	$150

Commitments and Contingencies:
Organization Costs and Offering Costs (note 3)	-	-

Net Assets:
Capital Stock, $0.001 par value, 1,000 shares authorized, 15 shares issued and outstanding	$2	$2
Paid-in Capital	$148	$148

Net Assets applicable to shares outstanding	$150	$150

Net Assets Value, per Common Class Shares	$10.00	$10.00

See notes to financial statements.

CM Credit Opportunities BDC I Inc.

Notes to Unaudited Financial Statements as of March 31, 2020

Note 1. Organization and Basis of Presentation

CM Credit Opportunities BDC I Inc. (the “Company”) is a Maryland corporation formed on August 14, 2017. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States.

As of March 31, 2020, the Company had no operations other than fifteen (15) shares of common stock sold to Michael Mauer, Chief Executive Officer and Chairman of the Company, for a total of $150.00. The sale of common shares was approved by the unanimous consent of the Company’s sole director at the time.

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

Note 3. Organization Costs and Offering Costs

We will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by us. In the event we do not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of March 31, 2020, no such costs have been recorded by the Company. As of March 31, 2020, and June 30, 2019, the estimated amount of organization and offering costs was approximately $480,100 and $480,100, respectively.

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

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic. Shortly thereafter, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The outbreak has become increasingly widespread in the United States, including in the markets in which the Company intends to operate. The Company will assess the effects of COVID-19 on its prospective portfolio companies.

Any of the foregoing factors, or other cascading effects of COVID-19 that are not currently foreseeable, could materially increase the Company’s costs, negatively impact its investment income and damage the Company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.

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

Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our future business, operations, operating results or prospects;

•	the return or impact of future investments;

•	the impact of global health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our prospective portfolio companies’ business and the global economy;

•	the impact of fluctuations in interest rates on our business;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	our contractual arrangements and relationships with Investcorp Credit Management US LLC (“Investcorp”) and its affiliates;

•	our contractual arrangements and relationships with lenders and other third parties;

•	actual and potential conflicts of interest with the CM Investment Partners LLC (the “Adviser”);

•	the dependence of our future success on the general economy, interest rates and the effects of each on the industries in which we invest;

•

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the current COVID-19 pandemic and sharp declines in energy prices;

•	the ability of our prospective portfolio companies to achieve their objectives or service their debt obligations to us, including as a result of the current COVID-19 pandemic;

•	our ability to continue to effectively manage our business due to the disruptions caused by the current COVID-19 pandemic;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company (“RIC”);

•	the effect of changes to tax legislation and our tax position and other legislative and regulatory changes; and

•	the other risks, uncertainties and other factors.

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

Organization and Offering Costs and Expenses

We will pay organization and offering expenses up to a maximum amount of $550,000; provided that the Adviser will pay organization and offering expenses in excess of $550,000 without any recourse against or reimbursement by us. In the event we do not receive a formal commitment of external capital, initial organization and offering costs and expenses incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of March 31, 2020 and June 30, 2019, no such costs have been recorded by the Company.

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our private placement memorandum and other offering documents. As of March 31, 2020 and June 30, 2019, the estimated amount of organization and offering costs was approximately $480,100 and $480,100, respectively.

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

Recent Developments

We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

COVID-19

In March 2020, the World Health Organization declared COVID-19 as a pandemic. Shortly thereafter, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The outbreak has become increasingly widespread in the United States, including in the markets in which we intend to operate. We will assess the effects of COVID-19 on our prospective portfolio companies.

Any of the foregoing factors, or other cascading effects of COVID-19 that are not currently foreseeable, could materially increase our costs, negatively impact ou investment income and damage our results of operations and our liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We will be subject to financial market risks, including changes in interest rates. Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II—Other information, Item 1A. Risk Factors. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle-market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter in place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Quarterly Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us, the Adviser and our future portfolio companies.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies and, in many instances, the impact will be adverse and profound. For example, middle-market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations, on a timely basis or at all, or (iv) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of the Adviser or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we operate.

The COVID-19 pandemic has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments.

The extent of the impact of any public health emergency, including the COVID-19 pandemic, on our operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our personnel. This could create widespread business continuity issues for us.

These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future. Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the net asset value per share without first obtaining approval for such issuance from our stockholders and our independent directors.

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While it is expected that most of our investments will not be publicly traded, applicable accounting standards will require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically will use LIBOR as a reference rate in term loans we will extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company will be calculated using LIBOR. The terms of our debt investments generally will include minimum interest rate floors which will be calculated based on LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate any credit agreements that we enter into that extend beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist we may need to renegotiate any LIBOR based credit facilities that we may enter into in the future to replace LIBOR with the new standard that is established in its place.

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

Dated: May 11, 2020

CM Credit Opportunities BDC I Inc.

By:	/s/ Michael C. Mauer

Michael C. Mauer
Chief Executive Officer

By:	/s/ Rocco DelGuercio

Rocco DelGuercio
Chief Financial Officer